Form 10-Q
period 2005-09-30
Advanced Life Sciences Holdings, Inc.
filed 2005-11-10
CIK 1322734

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 000-51436

ADVANCED LIFE SCIENCES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	30-0296543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

1440 Davey Road
Woodridge, IL 60517

(Address of principal executive offices) (Zip code)

Registrant’s telephone number: (630) 739-6744

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

As of October 31, 2005, the registrant had 17,989,322 shares of common stock, $0.01 par value per share, outstanding.

ADVANCED LIFE SCIENCES HOLDINGS, INC

INDEX

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.                     Financial Statements (Unaudited)

ADVANCED LIFE SCEINCES HOLDINGS, INC.

(A  DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of	Year ended
	September 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$9,481,827	$194,555
Investments - available for sale	9,375,000	—
Accounts receivable - related party	3,664	24,868
Clinical trials supplies	533,333	533,333
Prepaid insurance	459,039	—
Prepaid expenses and other	59,634	25,806

Total current assets	19,912,497	778,562

FURNITURE AND EQUIPMENT:
Furniture and fixtures	140,849	139,005
Laboratory equipment	142,928	142,928
Computer equipment	81,465	79,146
Leasehold improvements	40,646	40,646
Construction in-progress	23,255	—

Total furniture and equipment—at cost	429,143	401,725
Less accumulated depreciation	(235,643)	(180,807)

Furniture and equipment—net	193,500	220,918

OTHER LONG-TERM ASSETS:
Deferred financing costs	59,629	15,000
Other assets	4,782	1,452

Total other long-term assets	64,411	16,452

TOTAL ASSETS	$20,170,408	$1,015,932

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$182,413	$255,880
Accrued expenses	251,144	185,348
Accrued interest payable	3,946	4,319
Licenses payable	2,000,000	14,000,000
Notes payable, net of $11,766 debt discount	—	2,238,234
Short-term lease payable	13,573	12,070

Total current liabilities	2,451,076	16,695,851

Long-term lease payable	16,903	27,279
Accrued interest payable - related party	715,787	566,603
Grant payable	500,000	—
Notes payable - net of $25,349 debt discount	3,889,651	—
Notes payable - related party	2,000,000	2,000,000

Total liabilities	9,573,417	19,289,733

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value—September 30, 2005: 60,000,000 shares authorized; 17,989,322 issued and outstanding; December 31, 2004: 10,604,584 shares issued and outstanding; December 31, 2003: no par value; 3,970,000 shares authorized, 1,588,000 issued and outstanding	179,893	106,046
Series A preferred stock of Advanced Life Sciences Inc., no par value— 250,000 shares authorized, issued and outstanding	—	—
Deferred compensation	—	(23,219)
Additional paid-in capital	54,563,967	21,917,665
Deficit accumulated during the development stage	(44,146,869)	(40,274,293)

Total stockholders’ equity	10,596,991	(18,273,801)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,170,408	$1,015,932

See notes to condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

					Period From Inception
					(January 1, 1999)
	Three months ended September 30,		Nine months ended September 30,		Through
	2005	2004	2005	2004	September 30, 2005

Revenue:
Management fees	$8,502	$64,983	$52,881	$209,820	$1,152,822
Grant	—	—	—	38,136	935,571
Royalty—related party	—	10,000	—	10,000	45,238

Total revenue	8,502	74,983	52,881	257,956	2,133,631

Expenses:
Research and development	938,813	302,133	1,604,749	873,119	30,416,369

Contracted research and development— related party	—	—	—	—	7,980,299
Selling, general and administrative	1,239,674	559,829	2,078,246	1,198,914	6,475,367

Total expenses	2,178,487	861,962	3,682,995	2,072,033	44,872,035

Loss from operations	(2,169,985)	(786,979)	(3,630,114)	(1,814,077)	(42,738,404)

Other income (expense):
Interest Income	97,712	—	97,712	—	97,712
Interest expense	(135,925)	(46,134)	(340,174)	(142,523)	(1,506,177)

Net other income (expense)	(38,213)	(46,134)	(242,462)	(142,523)	(1,408,465)

Net loss	(2,208,198)	(833,113)	(3,872,576)	(1,956,600)	(44,146,869)

Less accumulated preferred dividends for the period	43,750	43,750	131,250	131,250	1,101,042

Net loss available to common shareholders	$(2,251,948)	$(876,863)	$(4,003,826)	$(2,087,850)	$(45,247,911)

Basic and dilluted net loss per share available to common shareholders	$(0.15)	$(0.55)	$(0.33)	$(1.31)

Weighted average number common shares outstanding- basic and diluted	14,819,191	1,588,397	12,134,776	1,588,222

See notes to condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC.

(A  DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

							Deficit
							Accumulated
					Additional		During the
	Common Stock		Preferred Stock		Paid-in	Deferred	Development
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Total

BALANCE—January 1, 1999 (inception)	—	$—	—	$—	$—	$—	$—	$—

Issuance of common stock in exchange for contributed intellectual property in January 1999	1,588,000
Exchange of shares under recapitalization and spin-off from MediChem Life Sciences, Inc. in June 1999, at historical cost	(1,588,000)		250,000
Issuance of common stock in June 1999, at $0.157 per share	1,588,000	250,000						250,000
Compensation expense related to stock options since inception					15,097			15,097
Conversion of loans to stockholder into equity, August 2001	—	—	—	—	5,751,753			5,751,753
Capital contributions					1,165,118			1,165,118
Net loss since inception	—	—	—	—	—	—	(9,274,336)	(9,274,336)

BALANCE—December 31, 2001	1,588,000	250,000	250,000	—	6,931,968	—	(9,274,336)	(2,092,368)

Capital contributions					1,161,000			1,161,000
Net loss	—	—	—	—	—	—	(1,261,551)	(1,261,551)

BALANCE—December 31, 2002	1,588,000	250,000	250,000	—	8,092,968	—	(10,535,887)	(2,192,919)

Capital contributions					2,337,728			2,337,728
Net loss	—	—	—	—	—	—	(2,551,488)	(2,551,488)

BALANCE—December 31, 2003	1,588,000	250,000	250,000	—	10,430,696	—	(13,087,375)	(2,406,679)

Issuance of common stock at $0.157 per share	41,685	6,563						6,563
Compensation expense related to stock options					28,823	(23,219)		5,604
Exchange of shares under recapitalization	(1,629,685)	(256,563)						(256,563)
Issuance of shares under recapitalization	9,482,015	94,820			161,743			256,563
Capital contributions					2,295,731			2,295,731
Issuance of 14,887 warrants					11,898			11,898
Issuance of common stock in exchange for licenses	1,122,569	11,226			8,988,774			9,000,000
Net loss	—	—	—	—	—	—	(27,186,918)	(27,186,918)

BALANCE—December 31, 2004	10,604,584	106,046	250,000	—	21,917,665	(23,219)	(40,274,293)	(18,273,801)

Issuance of common stock, net of offering costs	6,721,814	67,218			29,206,458			29,273,676
Issuance of stock related to option exercises	62,924	629			9,250			9,879
Compensation expense related to stock options					411,669	23,219		434,888
Issuance of common stock in exchange for reduction of milestones payable	600,000	6,000			3,000,000			3,006,000
Modification of 14,887 warrants					18,925			18,925

Net loss							(3,872,576)	(3,872,576)

BALANCE—September 30, 2005 (unaudited)	17,989,322	179,893	250,000	—	54,563,967	—	(44,146,869)	10,596,991

See notes to condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC.

(A  DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period From
			Inception
	Nine months ended		(January 1, 1999)
	September 30,		Through
	2005	2004	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,872,576)	$(1,956,600)	$(44,146,869)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	54,837	47,459	253,177
Non-cash interest expense	15,713	—	15,845
Amortization of deferred compensation	434,888	3,203	455,589
Non-cash research and development	—	—	24,466,667
Settlement of milestone payment	6,000	—	6,000
Loss on disposal	—	—	11,533
Changes in operating assets and liabilities:	—
Accounts receivable	21,204	(91,854)	(3,664)
Prepaid expenses	(492,867)	281	(518,673)
Other assets	(3,330)	(3,052)	(4,782)
Accounts payable	(73,467)	82,387	182,413
Accrued expenses	65,796	47,983	251,144
Licenses payable	(9,000,000)	—	(9,000,000)
Accrued interest on debt	148,811	142,767	1,297,796

Net cash flows used in operating activities	(12,694,991)	(1,727,426)	(26,733,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27,419)	(90,777)	(323,652)
Proceeds from the sales of securities	1,000,000	—	1,000,000
Purchase of securities	(10,375,000)	—	(10,375,000)

Net cash flows used in investing activities	(9,402,419)	(90,777)	(9,698,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	29,273,676	1,783,830	36,483,251
Proceeds from issuance of notes payable	1,610,000	—	9,018,691
Proceeds from the of grants	500,000	—	500,000
Proceeds from stock options exercised	9,879	63	16,442
Payments on capital leases	(8,873)	—	(104,081)

Net cash flows provided by financing activities	31,384,682	1,783,893	45,914,303

NET INCREASE IN CASH	9,287,272	(34,310)	9,481,827

CASH—Beginning of period	194,555	61,203	—

CASH—End of period	$9,481,827	$26,893	$9,481,827

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$169,416	$—	$185,647

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Noncash investment activity—purchases of fixed assets under capital leases	$—	$—	$134,556
Noncash financing activity- issuance of common stock for licenses	—	—	9,000,000
Issuance of common shares for reduction of milestone payment	3,000,000		3,000,000
Debt discount	18,925	—	30,823
Deferred financing costs	$15,000	$—	$30,000

See notes to condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC

( A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANICAL STATEMENTS

1.              Summary of Significant Accounting Policies

Nature of Business—Advanced Life Sciences Holdings, Inc. (the “Company”) conducts new drug research and development in the fields of infectious disease, oncology and inflammation.  Since inception, the Company has devoted substantially all of its efforts to activities such as financial planning, capital raising and product development, and has not derived significant revenues from its primary business activity.  Accordingly, the Company is in the development stage, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

Basis of Presentation— The accompanying unaudited condensed consolidated financial statements of the Company and subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.   However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made.  Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s registration statement on Form S-1. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Advanced Life Sciences, Inc. (“ALS Inc.”)  All significant intercompany balances and transactions have been eliminated.  The results of operations for any interim period are not necessarily indicative of the results of operations expected for the full year.

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Investments— The Company has marketable debt and equity securities which are classified as available-for-sale, the fair value of which is determined using currently available market prices. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of stockholders’ equity in accumulated other comprehensive loss.   Marketable securities available for current operations are classified in the balance sheet as current assets; marketable securities held for long-term purposes are classified as noncurrent assets. Interest income and realized gains and losses on securities are included in “Interest income” in the statements of operations.  At September 30, 2005, the Company’s investments consist of auction rate debt and equity securities.

Revenue and Income Recognition—Small Business Innovation Research (“SBIR”) grant revenue is recorded as expenses are incurred and services performed in accordance with the terms of the grant agreements. Royalty revenue is earned from a license of the Company’s chemical process technology.  Management fees, which are generated from a shared services agreement with Sarawak MediChem Pharmaceuticals, Inc. (“SMP”), are recognized on the cash basis as the collectibility of such fees is not reasonably assured. Management fees derived from Flavin Ventures, LLC are recorded as services are provided (see Note 4).

Research and Development Expenses—Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of anti-infective, anti-cancer and anti-inflammatory therapeutic agents. All such costs are expensed as incurred.

Stock-Based Compensation—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), Share-Based Payment, that will require compensation cost related to share-based payment transactions to be recognized in the financial statements. Compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation expense will be recognized over the period that an employee provides service in exchange for the award.

Effective January 1, 2004, the Company adopted the fair value method, which is considered the preferable accounting method, of recording stock-based employee compensation as contained in Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. As prescribed in SFAS No. 123(R), the Company elected to use the “prospective method.” The prospective method requires expense to be recognized for all awards granted, modified or settled in the year of adoption. Historically, the Company applied the intrinsic method as provided in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations and accordingly, no compensation cost had been recognized for stock options issued to employees in prior years. As a result of adopting the fair value method for stock compensation, all future awards will be expensed over the stock options vesting period. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of options granted.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.              Initial Public Offering

In April 2005, the Board of Directors of the Company (“the Board”) authorized the Company to file a registration statement with the Securities and Exchange Commission (“the SEC”) covering the proposed sale by the Company of its common stock to the public.  In June 2005, the Board approved the amendment and restatement of the Company’s Articles of Incorporation to provide for an increase in the number of authorized shares of common stock and preferred stock to 60,000,000 shares and 5,000,000 shares, respectively, and a 3.97-for-1 stock split of the Company’s common stock. All references in the consolidated financial statements to shares of common stock, common stock options, common stock prices and per share of common stock amounts have been adjusted retroactively for all periods presented to reflect this stock split. In August 2005, the Company completed the initial public offering of its common stock in which the Company sold 6,400,000 shares of common stock to the public at $5.00 per share, resulting in gross proceeds of $32.0 million. The Company also completed a concurrent offering of 600,000 shares to an existing stockholder in exchange for a $3.0 million reduction of a milestone payment obligation under its license agreement with the stockholder.  In September 2005, the Company’s underwriters exercised their option to purchase 100,000 shares to cover over-allotments resulting in additional gross proceeds of $500,000. In connection with these offerings, the Company paid approximately $2.3 million in underwriting discounts and incurred other offering expenses of approximately $1.5 million. The net cash proceeds from the offerings were approximately $28.7 million.

3.              Joint Venture

Sarawak MediChem Pharmaceuticals (“SMP”) is a joint venture between the State Government of Sarawak, Malaysia (the “Sarawak Government”) and the Company. The Sarawak Government, through Craun Sdn Bhd, and ALS Inc. each maintain a 50% share in SMP.

Under the joint venture agreement (the “Agreement”), the Sarawak Government has contributed $9.0 million to SMP through stock subscription payments based on the attainment of certain milestone achievements outlined in the Agreement. The Company has contributed certain intellectual property and has committed to make scientists available to undertake the research and clinical trials, to train scientists nominated by the Sarawak Government and to permit such scientists to participate in the clinical trials, manufacture, marketing and distribution of any commercial product resulting from the research and development effort. Additionally, the Sarawak Government has provided long-term loans to SMP of $12.0 million through December 31, 2004. Accrued interest on such loans was approximately $5.7 million and $4.7 million as of September 30, 2005 and December 31, 2004, respectively.

The Company accounts for its investment in SMP under the modified equity method of accounting, which provides that the Company record its proportional share of earnings once the accumulated deficit incurred by SMP has been recovered. Accordingly, as of September 30, 2005 and December 31, 2004, the Company’s investment in SMP had a carrying value of zero.

According to the terms of the loan agreement with the Sarawak Government, $9.5 million of SMP’s debt is past due and $2.5 million is due in the fourth quarter of 2005. As a result of this default in payment by SMP, the Sarawak Government has the option under the loan agreement to take over the control and management of the Calanolide A project or the affairs of the joint venture until such time as the loan is repaid in full. To date, the Sarawak Government has not pursued collection of this debt.   On July 15, 2005, the Sarawak Government exercised certain of its contractual rights by notifying SMP of its intention to appoint its representative as an officer of SMP for purposes of assuming control of the affairs and management of SMP effective immediately. The Sarawak Government also expressly reserved all contractual and legal remedies available in light of the default. Ultimately, the Company believes that in order for the joint venture to continue, the terms of the debt must be amended to extend its maturity to a date after commercialization of Calanolide A.

The Company previously commenced discussions with the Sarawak Government to restructure and extend the debt and determine the source of financing for Phase IIa clinical trials of Calanolide A. The Company has proposed to the Sarawak Government that, for the first time, the Company and the Sarawak Government would jointly fund the next development phase of Calanolide A through future advances of debt or issuances of equity. The Company currently estimates that it would cost approximately $2.0 million to conduct a Phase IIa clinical trial of Calanolide A. The Company does not intend to expend any meaningful funds advancing the development of Calanolide A unless and until the joint venture’s debt is restructured and the Company reaches a satisfactory agreement with the Sarawak Government to amend the joint venture relationship and establish the parties’ respective obligations regarding the future funding of the next phase of developing Calanolide A. As a result, the Company is unable to predict when, or if at all, the Company will proceed with its plans to commence Phase IIa clinical trials for Calanolide A.

The term of the joint venture agreement continues indefinitely unless terminated by the written agreement of both parties not to proceed further with the development of Calanolide A. In the event only one of the parties wishes to discontinue development of Calanolide A, the other party has the right, but not the obligation, to purchase the discontinuing party’s equity interest in the joint venture for $9.0 million. If the other party does not choose to exercise its purchase right within six months of receiving written notice from the discontinuing party, then the joint venture is deemed mutually terminated. Upon such mutual termination, the joint venture agreement provides that any liabilities of the joint venture will be settled by the parties equally and all patents or licenses of the joint venture shall be reassigned back to the Company, including rights to clinical trials. We believe that the equal settlement of liabilities provision in the joint venture agreement was intended to recognize the 50/50 equity ownership of the joint venture and does not constitute the Company’s guaranty of the joint venture’s indebtedness to the Sarawak Government. Consequently, if the joint venture is mutually terminated, the joint venture partners would work together to monetize the joint venture’s assets for the purpose of satisfying its liabilities, which currently are solely comprised of indebtedness to a 50% partner, the Sarawak Government. In the event the joint venture’s assets are insufficient to settle its liabilities, the Company does not believe that the equal settlement of liabilities provision obligates it to contribute funds to the joint venture.

4.              Related Party Transactions

In 2001, the Company initiated a management services agreement with SMP whereby the Company provides administrative management services to SMP. In return, the Company charges SMP a flat monthly service fee. During 2003, management deemed that the collectibility of the monthly management fee was not reasonably assured. Consequently, management concluded that fee revenue will be recognized on the cash basis.   Management fees recognized as revenue under this agreement totaled $0 and $0 for the nine months ended September 30, 2005 and 2004, respectively.  On a cumulative basis, billed and unrecognized fees as of September 30, 2005 and 2004 totaled approximately $615,000 and $483,000, respectively.

In January 2004, the Company initiated a management services agreement with Flavin Ventures whereby the Company provides administrative management services to Flavin Ventures and its wholly-owned subsidiaries Shamrock Structures, BioStart Property Group and Molecular Formulations. The agreement also requires Flavin Ventures and its related subsidiaries to reimburse the Company for rent and related facility costs based upon the actual square footage occupied by each of the companies. Fee income recognized related to this agreement for the nine months ended September 30, 2005 and 2004 totaled approximately $53,000 and $210,000, respectively.

The Company’s controlling stockholder, Michael T. Flavin, has loaned to the Company $2.0 million (see Note 5).

The Company’s line of credit has been guaranteed by Flavin Ventures, the controlling stockholder and his wife and the Company’s President (see Note 5).

The Company leases facilities from the BioStart Property Group, a wholly-owned subsidiary of Flavin Ventures.  Lease costs were $168,000 and $168,000 for the nine months ended September 30, 2005 and 2004, respectively.

The Series A preferred stock of the Company’s wholly-owned subsidiary, ALS, Inc., is held by deCODE Genetics as a result of ALS Inc.’s spin-off from MediChem Life Sciences in January 1999, and MediChem’s subsequent acquisition by deCODE Genetics in March 2002.  deCODE provides analytical services to the Company on an as needed basis.  Analytical related charges totaled approximately $4,000 and $9,000 for the three and nine months ended September 30, 2005, respectively.

5.              Long Term Obligations

In September 2001, the Company entered into a $2.0 million promissory note with the controlling stockholder of the Company which bears interest at 7.75%. Accrued but unpaid interest is added to the outstanding principal annually. Under the original agreement, principal plus accrued interest was due in a lump sum on September 1, 2006. On August 5, 2005, in conjunction with our initial public offering, the stockholder extended the term of the note to December 31, 2007.  No other terms were modified.  As of September 30, 2005 and December 31, 2004, the Company had $2,715,787 and $2,566,603, respectively, outstanding under the note.

In December 2004, the Company entered into a $3.0 million line of credit with a local financial institution. Interest is based upon the prime rate plus 0.75% and is payable monthly. The principal balance is due upon demand or by December 21, 2006, if no demand is made. The financial institution also received a warrant to purchase 14,887 of the Company’s common stock at an exercise price of $8.02 per share, subject to certain adjustments.   The warrant was exercisable at the time the note was issued and will terminate, if not exercised, on December 21, 2009. The warrant was valued, using the Black-Scholes option pricing model, at approximately $11,900. The amount was recorded as a discount to the related debt and is being amortized to interest expense over the term of the note. The note is secured by the assets of the Company and guaranteed by Flavin Ventures, the controlling stockholder and his wife and the Company’s President.  The guaranty of Flavin Ventures is secured by a mortgage on the building leased by BioStart Property Group, a wholly-owned subsidiary of Flavin Ventures, to the Company.  Flavin Ventures also pledged its shares in the Company to guarantee the note.

In May 2005 the line of credit was increased to $4.0 million.  No other terms were modified.

In August 2005, in conjunction with the Company’s initial public offering, the maturity of the line of credit was extended to December 31, 2007 and the call feature was removed.  No other terms were modified.   In addition, the exercise price of the warrants automatically reduced to $5.00 per share in accordance to the terms of the warrant agreement.  As a result of the change in exercise price, the warrant was revalued using the Black-Scholes option pricing model at approximately $27,000.  The difference between the carrying value and fair value was recorded as a discount to long-term obligations and is being amortized to interest expense over the remaining term of the note.

6.              Stock Option Grants

In February and August of 2005, the Company granted stock options to purchase up to 67,290 and 43,724 shares of common stock, respectively, to certain employees, scientific advisory board and Board members. The exercise price of the options is the fair market price of the Company’s stock on the grant date.  As a result of the completion of the initial public offering, 144,542 options, which includes the February 2005 grant, immediately vested in accordance with their terms.  As a result, the Company recognized compensation expense totaling approximately $272,000 relating to these options in accordance with SFAS No. 123 (R), Share based Payments. Additionally, approximately $112,000 in compensation expense was recognized in conjunction with the 43,724 options granted to members of the Board in August, which vested immediately upon grant.

7.              Research and Development Alliance

In August 2005, the Company modified the terms of its license agreement with Abbott Laboratories (“Abbott”) for the development and commercialization of  two antibiotic compounds, cethromycin and ABT-210.   In exchange for terminating the Company’s license of ABT-210, Abbott reduced its royalty rights for cethromycin.  Under the new terms, the royalty rate due on aggregate net sales of cethromycin is 19% on the first $100 million, 18% once aggregate sales exceed $100 million, but are less than $200 million, and 17% on all net sales once aggregate net sales exceed $200 million.  Additionally, the Company will pay a $2.5 million milestone once net aggregate sales of cethromycin reach $200 million and a $5.0 million milestone once net aggregate sales reach $400 million.

Concurrent with the initial public offering, the Company issued 600,000 shares of common stock to Abbott in exchange for a $3.0 million reduction of a $5.0 million milestone due upon the earlier of the commencement of clinical trials or October 31, 2005.

8.              Earnings Per Share

Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the reporting period.  Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.  The computation of weighted average common shares outstanding for the nine months ended September 30, 2004 gives effect to a 3.97-for-one stock split authorized by the Board in June 2005.  The computation of diluted shares outstanding for the periods ended September 30, 2005 and 2004 excludes incremental shares of 681,921 and 661,232, related to employee stock options and warrants.  These shares are excluded due to their anti-dilutive effect as a result of the Company’s losses for the periods ended September 30, 2005 and 2004.

9.              Subsequent Events

In October 2005, the Board approved and received a grant of 180,000 options to purchase common stock at an exercise price of $3.96.  Of the 180,000 stock options, 100,000 options vested immediately upon grant, with the remainder vesting ratably over 36 months.  In addition, the Board approved 88,800 stock option grants for selected members of senior management that will be granted in the fourth quarter at the prevailing market price and will vest ratably over 36 months.

In October 2005, the Company paid $2.0 million to Abbott Laboratories under the terms of its license agreement for cethromycin.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this filing. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those set forth under the section entitled “Risk Factors” and elsewhere in this prospectus, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs in the areas of infectious disease, inflammation and oncology. Using our internal discovery capabilities and our network of pharmaceutical and academic partners, we have assembled a promising pipeline of clinical and preclinical product candidates. Our most advanced product candidate, cethromycin, is a novel ketolide antibiotic in Phase III clinical development for the treatment of respiratory tract infections. We also have product candidates in earlier stages of development for the treatment of indications including HIV, inflammation-related tissue damage and malignant melanoma.

None of our product candidates has been approved by the FDA or any comparable foreign agencies, and we have not generated any significant revenues to date. Our ability to generate revenues in the future will depend on our ability to meet development or regulatory milestones under any license agreements that trigger payments to us, to enter into new license agreements for other products or territories and to receive regulatory approvals for, and successfully commercialize, our product candidates either directly or through commercial partners.

Since our inception we have incurred net losses each year. Our net losses for the nine months ended September 30, 2005 and the year ended December 31, 2004 were $3.9 million and $27.2 million, respectively. Our net loss for the year ended December 31, 2004 resulted principally from $24.5 million of in-process research and development expenses relating to our collaboration with Abbott Laboratories for the development of cethromycin. As of September 30, 2005, we had an accumulated deficit of $44.1 million. Our operations to date have been funded principally through debt and capital contributions made by our founder and controlling stockholder and borrowings under our bank line of credit.

We completed our initial public offering, (“the IPO”) in August of this year, selling 6.5 million shares of our common stock at $5.00 per share, including the exercise of the underwriters over-allotment option.  Cash proceeds from the offering totaled $28.7 million, net of underwriting commissions and offering costs.  In addition we completed a concurrent offering of 600,000 shares of our common stock at $5.00 per share with Abbott Laboratories, in exchange for a $3.0 million reduction of a $5.0 million milestone that is due upon the earlier of the commencement of clinical trials or October 31, 2005.

We expect to significantly increase the rate of our research and development expenditures as we accelerate our development of cethromycin. Accordingly, our total expenses and net losses will similarly increase. If the clinical testing for our product candidates is delayed, we could incur increased development costs and a delay in our ability to generate revenues.

Since the completion of our offerings, we have initiated the manufacture of cethromycin and comparator tablets to be used in   Phase III clinical trails.  Our Phase III trials will compare cethromycin with standard of care therapies for community acquired pneumonia in the U.S. and Europe.  The objective will be to establish statistical non-inferiority against comparators.   The trials will be designed to demonstrate a clinical cure rate non-inferiority endpoint using a 95% confidence interval. We expect to have data from these trials in the fourth quarter of 2006.

If cethromycin is approved for marketing by the FDA, we plan to sell cethromycin using a commercial partner to access the primary care physician market and to build and utilize a focused internal sales force that will market directly to early adopter such as, but not limited to, pulmonary medicine and infectious diseases physicians.

Results of Operations

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Revenue and Income.  Total revenue and income decreased 89% to $8,500 for the three months ended September 30, 2005 from $75,000 for the three months ended September 30, 2004.  The decline in revenue is attributable to a reduction in management fees earned from our management agreement with Flavin Ventures under which we provide administrative and management services to a series of companies jointly owned by Flavin Ventures.  We believe this reduction in the service level required by Flavin Ventures and its related companies will be permanent, and that revenue derived from this agreement will continue at the level recognized in the third quarter of 2005 throughout the remainder of 2005.

Management fee revenue derived from our 50/50 joint venture, SMP, is recognized on a cash basis.  Billed and unrecognized revenue was approximately $33,000 and $33,000 for the three months ended September 30, 2005 and 2004, respectively.

We did not recognize Small Business Innovative Research (“SBIR”) grant revenue in either the three months ended September 30, 2005 or the same period in 2004.  However, as a result of our regular grant submission process, we expect to begin work in the fourth quarter of 2005 on a Phase I grant that was awarded in August 2005.

Research and Development expense.  Total research and development expenditures increased 211% to $939,000 for the three months ended September 30, 2005 from $302,000 for the three months ended September 30, 2004.  Research and development expenses consist of salary and benefits of our scientific staff, related facility and laboratory operating expenses and a portion of the salary and benefits of our administrative staff.  Increased expenditures for the third quarter over the same period last year result from bonuses paid to our management team and compensation expense related to the vesting of stock options totaling $578,000.  The remainder of the increase, approximately $59,000, is due to additional scientific staff being hired in 2005.

Of the total research and development expense incurred during the three months ended September 30, 2005, development costs related to our in-licensed compound, cethromycin, were approximately $441,000.  These costs consist primarily of compensation costs for our employees who manage the development program.

General and administrative expense. Total general and administrative expenses increased 121% to approximately $1.2 million for the three months ended September 30, 2005 from approximately $560,000 for the three months ended September 30, 2004.  The $680,000 increase is primarily attributable to costs incurred indirectly as the result of the completing our initial public offering in August of 2005.  Our management team earned bonuses of $760,000 during the period.  Approximately $380,000 was charged to research and development and the remainder, or $380,000, was charged to administrative expense.  In addition, approximately 145,000 stock options were immediately vested upon the completion of the IPO, according to the provisions of our stock option plan, and approximately 43,700 options with immediate vesting were granted to our Board, according to the director compensation plan.  As a result of the vesting and the option grant to our Board, we incurred a compensation charge of approximately $393,000 for the three months ended September 30, 2005.  Of this total, 50%, or $196,000, was charged to research and development, the remainder was charged to administrative expense.  The remainder of the increase, approximately $104,000, was attributable to higher insurance and Board costs as we began to operate as a public company.

Interest Income. Interest income totaled approximately $98,000 for the three months ended September 30, 2005 compared to $0 for the same period last year and was derived through investments made from our IPO proceeds.

Interest expense.  Interest expense increased $90,000 to $136,000 for the three months ended September 30, 2005 from $46,000 for the three months ended September 30, 2004 primarily due to the $3.9 million of outstanding borrowings under our line of credit that was secured in December 2004.  Draws under our line of credit for the three months ended September 30, 2005 totaled approximately $383,000.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Revenue and Income. Total revenue and income decreased by 75% to $53,000 for the nine months ended September 30, 2005 from $210,000 for the nine months ended September 30, 2004.  Revenue earned in 2005 was derived exclusively through our management agreement with Flavin Ventures wherein we provide management and administrative services to a series of companies jointly owned by Flavin Ventures.

Management fee revenue derived from our 50/50 joint venture, SMP, is recognized on a cash basis.  Billed and unrecognized revenue was approximately $99,000 and $128,000 for the nine months ended September 30, 2005 and 2004, respectively.  Cumulative billed and unpaid revenue totaled $615,000 and $483,000 for the nine months ended September 30, 2005 and 2004, respectively.

Revenue derived through SBIR grants was $0 for the nine months ended September 30, 2005 compared to $38,000 for the same period last year.  We regularly submit grants to the National Institutes of Health and received approval for a Phase I grant in August 2005.  We expect to initiate work on this $100,000 grant in the fourth quarter of 2005.

Research and Development expense. Total research and development expense increased 84% to approximately $1.6 million for the nine months ended September 30, 2005 from $873,000 for the nine months ended September 30, 2004.  The increase in research and development expenditures of approximately $732,000 resulted from bonuses paid to our management team and compensation expense related to the stock options totaling $578,000.  The remainder of the increases, approximately $154,000, represents additional scientific headcount compensation costs.   Of the total research and development expenses incurred during the nine months ended September 30, 2005, approximately $754,000 is related to our development of cethromycin, consisting primarily of compensation costs for our employees that manage the development program.  The remainder of our research and development expenditures in 2005, totaling approximately $846,000, was expended under our other earlier-stage development programs.

General and administrative expense. General and administrative expense increased 73% to approximately $2.1 million for the nine months ended September 30, 2005 from $1.2 million for the nine months ended September 30, 2004.  Of the $900,000 increase in administrative expense approximately $578,000 related to one-time bonus and stock option compensation charges.  The remainder of the 2005 increase, approximately $322,000 is attributable to incremental administrative and regulatory costs incurred as we operate as a pubic company.

Interest income. Interest income totaled approximately $98,000 for the nine months ended September 30, 2005 compared to $0 for the same period last year and was derived through investments made from our IPO proceeds.

Interest expense.  Interest expense increased $197,000 to $340,000 for the nine months ended September 30, 2005 from $143,000 for the nine months ended September 30, 2004 and resulted from $1.6 million of borrowings under our line of credit.  Total borrowings under the line were $3.9 million as of September 30, 2005.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development and general and administrative expenses. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $44.1 million and $40.3 million as of September 30, 2005 and December 31, 2004, respectively, and we expect to incur significant and increasing operating losses for the foreseeable future. Our working capital as of September 30, 2005 amounted to $17.5 million. Cash, cash equivalents and investments was $18.9 million as of September 30, 2005. Since our inception in 1999 to August 2005, we financed our operations primarily through debt and capital contributions from our founder and controlling stockholder and borrowings under our bank line of credit.  In August 2005 we completed our initial public offering in which we raised $28.7 million net of underwriters discount and offering costs.

In September 2001, Dr. Michael T. Flavin made a $2.0 million loan to us. The loan accrues interest at the rate of 7.75%, compounded annually, and is due and payable in December, 2007.

In December 2004, we entered into a $3.0 million line of credit with a local financial institution. Interest is based upon the prime rate plus 0.75% and is payable monthly. The principal balance is due on December 31, 2007. The line of credit is secured by substantially all of our assets and is guaranteed by Flavin Ventures, Dr. Flavin and his wife and John L. Flavin. Flavin Ventures secured its guaranty by issuing a mortgage on our principal facilities and pledging the shares it owns in us. In May 2005, we increased our line of credit to $4.0 million. In connection with this increase, Dr. Flavin entered into a subordination agreement with the bank under which he agreed to subordinate his $2.0 million loan to us to the line of credit.

During the nine months ended September 30, 2005, cash used in operating activities totaled $12.7 million, primarily due to $9.0 million in payments made to Abbott under our license agreement, $3.2 million for general operations and $500,000 for directors and officer insurance. Cash used in investing activities was $9.4 million and $91,000 during the nine months ended September 30, 2005 and 2004, respectively.   Cash provided from financing activities totaled approximately $31.4 million during the nine months ended September 30, 2005 and consisted of $29.3 million related to the sales of our common stock, $1.6 million drawn from our line of credit and a $500,000 grant from the State of Illinois.

We believe that the net proceeds from the initial public offering will be sufficient to meet our anticipated operating requirements through 2006. We expect that we will need to raise additional capital or incur additional indebtedness to continue to fund our operations for a longer period. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•progress in our research and development programs, as well as the magnitude of these programs;

•the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators;

•our ability to establish and maintain additional collaborative arrangements;

•the resources, time and costs required to successfully initiate and complete our preclinical and clinical trials, obtain regulatory approvals, protect our intellectual property and obtain and maintain licenses to third-party intellectual property;

•the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims; and

•the timing, receipt and amount of sales and royalties, if any, from our potential products.

If, at any time, our prospects for financing our clinical development programs are limited, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding.

Contractual Obligations

As of September 30, 2005, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of research, development and license agreements are as follows:

	Payments Due by December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt	$—	$—	$5,915,000	$—	$—	$—	$5,915,000
Interest	73,406	293,625	1,504,404	—	—	—	1,871,435
Abbott license payments	2,000,000	—	10,000,000	30,000,000	—	—	42,000,000
Cethromycin development costs	782,184	—	—	—	—	—	782,184
Operating leases	55,697	225,759	234,789	160,645	—	—	676,890
Capital leases	4,355	17,421	14,110	—	—	—	35,886

Total	$2,915,642	$536,805	$17,668,303	$30,160,645	$—	$—	$51,281,395

Under our license agreement with Abbott Laboratories, we paid $9.0 million to Abbott in the nine months ended September 30, 2005, and we were obligated to pay an additional $2.0 million on October 31, 2005, or, if earlier, with the commencement of clinical trials.  We made this $2.0 million payment to Abbott in October 2005.  We will also owe Abbott $10.0 million if we submit an NDA for cethromycin and $30.0 million if and when the FDA approves the NDA, which we estimate will occur in 2007 and 2008, respectively.  Thereafter, we would owe Abbott an additional $2.5 million upon reaching $200 million in aggregate net sales of cethromycin and $5.0 million upon reaching $400 million in aggregate net sales.  The periods in which milestone obligations become payable are only estimates due to uncertainties in the regulatory approval process.

Our long-term commitments under operating leases shown above consist of payments relating to our facility lease in Woodridge, Illinois, which expires in September of 2008.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

In-Process Research and Development

We recognize in-process research and development in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. Assets to be used in research and development activities, specifically, compounds that have yet to receive new drug approval from the FDA and would have no alternative use should approval not be given, are immediately charged to income when acquired.

In December 2004, we incurred $24.5 million of in-process research and development expense as a result of entering into our exclusive license with Abbott Laboratories for cethromycin. We determined to immediately expense the purchased in-process research and development costs because the ultimate outcome of clinical trials for cethromycin is unknown and, therefore, FDA approval is uncertain. If cethromycin does not receive FDA approval then it does not have an alternative future use. As part of the consideration for the cethromycin license, we issued to Abbott shares of our common stock. In order to determine the value of the common stock issued to Abbott, we relied on the arms-length nature of the transaction, precedent market data and several internal valuation models and studies. An independent appraisal was also obtained to provide additional support for the valuation methodologies utilized. By their nature, valuations involve judgments of management that rely on estimates regarding the timing and amount of cash flows and discount rates that, if changed, could significantly affect the conclusions as to value.

Variable Interest Entities

We determine consolidation of variable interest entities in accordance with FASB Interpretation 46(R), Consolidation of Variable Interest Entities. Our 50/50 joint venture, Sarawak MediChem Pharmaceuticals, has not been included in our consolidated financial statements because the majority of its financial support in the form of contributed capital and debt has been funded by our joint venture partner.

Revenue Recognition

We recognize revenue relating to our collaboration agreements in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, SAB No. 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue under collaborative arrangements may include the receipt of non-refundable license fees, milestone payments and research and development payments. SBIR grant revenue is recorded as expenses are incurred and services performed in accordance with the terms of the grant agreements. Royalty revenue is earned from a license of our technology. Under the license, revenue is earned based upon a percentage of reported net sales of MediChem Research, Inc. for services that incorporate the licensed technology. Management fees, which are generated from a shared services agreement with Sarawak MediChem Pharmaceuticals, are recognized on the cash basis as the collectibility of such fees is not reasonably assured. Management fees derived from Flavin Ventures are recorded as services are provided.

Stock-based Compensation

Effective January 1, 2004, we adopted the fair value method, which is considered the preferable accounting method, of recording stock-based employee compensation as contained in Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation. As prescribed in SFAS No. 123(R) Share-Based Payment we elected to use the “prospective method.” The prospective method requires expense to be recognized for all awards granted, modified or settled in the year of adoption. Historically, we applied the intrinsic method as provided in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations and, accordingly, no compensation cost had been recognized for stock options issued to employees in prior years. As a result of adopting the fair value method for stock compensation, all future awards will be expensed over the stock options vesting period. We utilized the Black-Scholes option pricing model to estimate the fair value of options granted in 2004. The adoption did not have a significant effect to the statement of operations in 2004.

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements often are proceeded by words such as “believes,” “expects,” “may,” “anticipates,” “plans,” “intends,” “assumes,” “will” or similar expressions.  Forward-looking statements reflect management’s current expectations, as of the date of this report, and involve certain risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.  Some of the factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include the “Risk Factors” described in our Registration Statement on Form S-1 (Reg. No. 333-124396).

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents and investments that have maturities of less than one year. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents and investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments, but may increase the interest expense associated with our debt.

Our most liquid assets are cash, cash equivalents and investments. Because of their liquidity, these assets are not directly affected by inflation. We also believe that we have intangible assets in the value of our intellectual property. In accordance with generally accepted accounting principles, we have not capitalized the value of this intellectual property on our balance sheet. Due to the nature of this intellectual property, we believe that these intangible assets are not affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

Item 4.                     Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and15d-15(e) as of the end of the period covered by this report. Based upon that evaluation, management has concluded that our disclosure controls and procedures are effectively designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control

During the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.                     Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Life Sciences Holdings, Inc.

By:	/s/ Michael T. Flavin, Ph.D.

Michael T. Flavin, Ph.D.
Chairman of the Board, President
and Chief Executive Officer

By:	/s/ R. Richard Wieland II

R. Richard Wieland II
Executive Vice President and
Chief Financial Officer

Dated: November 10, 2005

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.