Form 10-K
period 2005-12-31
Advanced Life Sciences Holdings, Inc.
filed 2006-03-15
CIK 1322734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Period Ended: December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 000-51436

ADVANCED LIFE SCIENCES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	30-0296543
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification no.)

1440 Davey Road
Woodridge, IL 60517

(Address of principal executive offices) (Zip code)

Registrant’s telephone number: (630) 739-6744

Securities registered pursuant to Section 12 (b) of the Act

Title of Each Class	Name of exchange on which registered
None	Nasdaq

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exhange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of voting common stock held by non-affiliates of the registrant as of August 31, 2005 (the last day of the first month in which the common shares of the registrant were publicly-traded was approximately $34 million  (based upon the closing price of $5.24 per common share as quoted on the Nasdaq National Market). The registrant has no outstanding non-voting stock. For purposes of this computation, it is assumed that the shares of voting stock held by directors and officers would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at August 31, 2005 was 6,512,366 shares.

Total common stock outstanding as of March 13, 2006 was 28,226,763 shares.

Documents incorporated by reference

Certain sections of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders for the year ended December 31, 2005 (the “2006 Proxy Statement”) are to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year ended December 31, 2005 and are incorporated by reference into Part III of this Report.

ADVANCED LIFE SCIENCES HOLDINGS, INC
INDEX
Form 10-K

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004, 2003 and period from inception (January 1, 1999) through December 31, 2005
Consolidated Statements of Stockholders’ Equity for period from inception (January 1, 1999) through December 31, 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, 2003 and period from inception (January 1, 1999) through December 31, 2005
Notes to Consolidated Financial Statements
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
PART IV
Item 15.	Exhibits

PART I

Item 1.                        Business.

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Advanced Life Sciences Holdings to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization timelines; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described under the heading “Risk Factors” in this annual report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs in the areas of infectious disease, inflammation and oncology. Using our internal discovery capabilities and our network of pharmaceutical and academic partners, we have assembled a promising pipeline of clinical and preclinical product candidates. The following is a summary of each of our primary programs:

•       Infectious Disease. We have an exclusive worldwide license (excluding Japan) from Abbott Laboratories to develop and commercialize cethromycin, a novel ketolide antibiotic in Phase III clinical development for the treatment of respiratory tract infections. In December 2005, we initiated our pivotal Phase III clinical program for the treatment of mild-to-moderate community acquired pneumonia, the indication for which we initially plan to seek FDA approval. Abbott Laboratories completed six Phase III clinical trials of the compound comprising approximately 3,800 human subjects to test safety and efficacy.

Through our 50/50 joint venture, Sarawak MediChem Pharmaceuticals, we have managed the development of Calanolide A, a non-nucleoside reverse transcriptase inhibitor for the treatment of HIV. We completed a series of Phase I clinical trials for Calanolide A, which was well-tolerated by patients and demonstrated effectiveness in reducing viral load in HIV-infected patients. Subject to reaching a satisfactory agreement with our joint venture partner regarding our current business arrangement and our respective funding obligations for the next phase of development, we plan to enroll HIV-infected patients for a Phase IIa clinical trial of Calanolide A.

•       Inflammation. ALS-886 is a novel therapeutic in preclinical development for the treatment of inflammation-related tissue damage, including tissue damage associated with acute respiratory distress syndrome (“ARDS”). Patients suffering from ARDS have a high fatality rate, and there are currently only limited treatment options available. We have established an open investigational new drug application (“IND”) for ALS-886 with the FDA. We expect that the first clinical study will involve approximately 40 patients to determine the safety profile of the compound in human subjects. We intend to seek a partner to assist in the funding and advancement of this program.

•       Oncology. ALS-357 is a compound that has shown evidence of anti-tumor activity against malignant melanoma in preclinical studies. Currently available therapies have not had significant success at prolonging survival for patients with melanoma that has spread beyond the primary growth site. We believe that ALS-357 has the potential for either a topical or systemic formulation. We established an open IND for ALS-357 with the FDA. The expected Phase I clinical trial protocol contemplates treating 16 patients with in-transit metastatic melanoma by topical application of ALS-357. We intend to seek a partner to assist in the funding and advancement of this program.

In addition to the compounds summarized above, we have additional product candidates in preclinical development. These include compounds derived from natural products to treat infectious diseases, a novel class of synthetic chemotherapeutics to treat various cancers and small molecule inhibitors that may lead to a treatment for Alzheimer’s disease. We have not received FDA approval for any of our product candidates. Our revenues to date have consisted solely of management fees and one-time or limited payment associated with our collaborations or grants. Our cumulative net loss was $46.7 million as of December 31, 2005, and we do not anticipate generating any significant revenues for at least the next several years. Since our inception in 1999, we have financed our operations primarily through public and private equity offerings, loans from our founder and borrowings under our bank line of credit. We will continue to do so until we are able to generate revenues from our product candidates, if ever.

Our Background

On January 1, 1999, MediChem Life Sciences, Inc. (“MediChem”) contributed all of the net assets of its proprietary drug development business, including MediChem’s 50% interest in Sarawak MediChem Pharmaceuticals, Inc. (“SMP”) to a wholly-owned subsidiary, Advanced Life Sciences, Inc. (“ALS Inc.”) in exchange for 1,588,000 shares of common stock.

In June 1999, MediChem exchanged its investment in 100% of the outstanding common stock of ALS Inc. for nonvoting preferred stock issued by ALS Inc. affecting a spin-off of ALS Inc. Prior to the spin-off, Dr. Michael Flavin, the sole stockholder, owned 100% of MediChem and ALS Inc., then a wholly-owned subsidiary of MediChem. As a result of the spin-off, Dr. Flavin became the sole common stockholder of ALS Inc. MediChem holds 100% of the preferred stock of ALS Inc., which was issued in exchange for common stock held at the June 1999 spin-off.

In August 2001, ALS Inc. formed a general partnership, Advanced Life Sciences General Partnership (“ALS GP”), with Dr. Flavin, ALS Inc.’s chief executive officer. ALS Inc. contributed all of its assets and liabilities to ALS GP, with the exception of debt due to Dr. Flavin. In 2002, Dr. Flavin transferred his interest in ALS GP to Flavin Ventures, LLC (“Flavin Ventures”), which he controls. ALS Ventures is not included in the consolidated financial statements of Advanced Life Sciences Holdings, Inc. (“the Company”).

In March of 2002, MediChem was acquired by deCODE genetics, Inc. (“deCODE”). As a result of the merger, Dr. Flavin’s ownership in the merged entity was reduced to a noncontrolling interest with Dr. Flavin holding approximately 1% of the common shares of deCODE genetics, Inc. After the merger was complete, Dr. Flavin resigned his position as chief executive officer of MediChem to focus on his role as chief executive officer of ALS Inc.

In December 2004, ALS Inc. executed a plan of reorganization. The Company, a Delaware corporation, was formed with Dr. Flavin as its chief executive officer. Common shareholders of ALS, Inc. exchanged their 1,629,685 common shares for 1,629,685 common stock of the Company. Under the terms of the reorganization, Flavin Ventures exchanged their 40% ownership of ALS GP for 7,852,330 shares of the Company’s common stock. After the exchange was completed, ALS GP was dissolved, its assets and liabilities assumed by ALS Inc.

In December 2004, according to the plan of reorganization, ALS Ventures, LLC (“Ventures”), a Delaware Limited Liability Company was formed. After its formation, Dr. Flavin and Flavin Ventures simultaneously contributed all of their common shares, 1,588,000 and 7,852,330, respectively, to Ventures.

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

In March 2006, the Company raised approximately $33.6 million, net of underwriting discounts, in connection with the issuance of 10,233,464 shares of its common stock and warrants to purchase an additional 5,116,732 shares of its common stock at an exercise price of $3.81 per share.

Our Strategy

Our objective is to become a fully integrated pharmaceutical company that discovers and develops small molecule therapeutics to treat life-threatening diseases in the areas of infectious disease, inflammation and cancer, and then markets these products directly to healthcare providers, including but not limited to,  physicians and hospitals. We plan to sustain our drug development pipeline through our internal drug discovery capabilities and by opportunistically in-licensing promising compounds that fit into our areas of focus. Specific key aspects of our strategy include the following:

Maximize the Commercial Potential of Cethromycin

Initially, we intend to focus a significant portion of our business efforts on the further development of cethromycin for the treatment of mild-to-moderate community acquired pneumonia. Abbott Laboratories, which granted us an exclusive worldwide license (except in Japan) to commercialize cethromycin, completed six Phase III clinical trials of the compound to determine the safety and efficacy of 150 mg once-daily and twice-daily regimens, testing approximately 3,800 human subjects. We initiated the first of two pivotal Phase III clinical trials in December 2005 for the treatment of mild-to-moderate community acquired pneumonia using a 300 mg once-daily dosing regimen.

In addition to treating mild-to-moderate community acquired pneumonia in pivotal Phase III clinical trials, we intend to pursue opportunities for cethromycin in the treatment of other respiratory tract infections such as bronchitis, sinusitis and pharyngitis.

Advance the Development of our Other Infectious Disease, Inflammation and Oncology Product Candidates as Funds are Available or Through a Partnership.

Whereas the development of cethromycin remains our number one priority, we intend to leverage our existing clinical trial experience from developing Calanolide A to advance product candidates in our inflammation and oncology programs through clinical trials. For instance, to advance ALS-886 for the treatment of inflammation-related tissue damage, we plan to conduct Phase I clinical trials that test safety and provide preliminary data regarding efficacy in preventing lung tissue damage in ARDS patients. To develop ALS-357 for the treatment of malignant melanoma, we intend to conduct Phase I clinical trials with a topical formulation to test safety and provide preliminary data regarding efficacy. We also plan to develop a systemic formulation of ALS-357 and initiate related clinical trials. Subject to reaching a satisfactory agreement with our joint venture partner regarding our current business arrangement and our respective obligations for the next phase of development, we plan to enroll HIV-infected patients for a Phase IIa clinical trial of Calanolide A.

Leverage our Drug Discovery and Development Capabilities

We intend to expand our product portfolio by exploiting and enhancing our internal drug discovery and development capabilities using our integrated chemistry and biology skills. We plan to continue utilizing our integrated chemistry and biology drug discovery platform to design, optimize and evaluate high-potential product candidates.

Continue to Develop Strategic Collaborations

We plan to continue developing relationships with key pharmaceutical and biotechnology companies, governmental institutions and academic laboratories in order to in-license promising compounds that are not core to their strategy but fit closely with our corporate strengths. We also intend to identify co-development partners for the out-licensing of certain product candidates. Further, we may choose to establish collaborative partnerships through which certain of our clinical candidates can be marketed and commercialized.

Build Commercial Infrastructure to Market our Products

We plan to retain U.S. marketing and sales rights or co-promotion rights for certain of our products that we believe can be marketed through a focused sales force targeting specialists and high patient volume physicians. For situations in which a large sales force is required to access the market, and for markets outside the United States, we generally plan to commercialize our product candidates through a variety of collaboration arrangements with leading pharmaceutical companies and contract sales organizations.

Our Lead Program

Our most advanced product candidate, cethromycin, is a novel ketolide antibiotic in Phase III clinical development for the treatment of respiratory tract infections. We are initially developing cethromycin as a treatment for mild-to-moderate community acquired pneumonia. Over the last decade, the rapid rise in severe and fatal infections caused by antibiotic-resistant bacteria has posed a serious threat to public health. There is a need to discover new antibiotics that are effective against resistant bacteria. As a new class of antibiotics, ketolides have shown activity against penicillin- and macrolide-resistant Gram-positive pathogens. Clinical trials indicate that cethromycin has enhanced activity towards drug-resistant Streptococcus pneumoniae and Haemophilus influenzae, two of the pathogens commonly found in mild-to-moderate community acquired pneumonia, when compared to published data on antibiotics currently on the market. Cethromycin has also shown in vitro evidence of an extended post-antibiotic effect, meaning that the suppression of bacterial growth persists in the absence of measurable antibiotic concentration. Six

Phase III clinical trials have been completed for the treatment of respiratory tract infections, and cethromycin has demonstrated a clinical cure rate as high as 93% for subjects with mild-to-moderate community acquired pneumonia.

In December 2004, Abbott Laboratories granted us an exclusive worldwide license, except in Japan, to commercialize cethromycin. In December 2005, we initiated our pivotal Phase III clinical trials for the treatment of mild-to-moderate community acquired pneumonia. The trials will include two controlled pivotal Phase III comparator studies and any other studies the FDA may require for new drug application (“NDA”) approval. The pivotal Phase III program will involve approximately 1,000 subjects. During 2005, we expended approximately $1.9 million towards the development of cethromycin.

Market Overview

Bacterial infections occur when bacteria that naturally exist in the body, or that are acquired through inhalation, ingestion or direct penetration, are not controlled by the normal immune defense system. These uncontrolled bacteria can multiply and either excrete toxins or provoke the immune system to mount a response, in either case damaging tissue. Antibiotics work by binding to specific targets in a bacterial pathogen, thereby inhibiting a function that is essential to the pathogen’s survival. Many antibiotics were developed and introduced into the market during the 1970s and 1980s and have proven to be effective in treating most bacterial infections. We believe this historic efficacy prompted pharmaceutical companies to shift their resources to other areas of drug discovery and development. As a result, very few antibiotics from new chemical classes have been introduced in the last several years.

Antibiotic resistance has become widely considered a significant threat to public health, and the problem continues to worsen. The Centers for Disease Control, or CDC, continue to report on new strains of bacteria that are resistant to one or more antibiotics currently on the market. The increasing prevalence of drug-resistant bacteria has led to prolonged illnesses and hospitalizations, increased healthcare costs and significantly higher mortality rates. As a result, there is a strong demand for new treatments that are more effective against resistant strains and do not show potential for inducing the rapid development of additional resistant strains. We do not believe that this demand for new antibiotic therapies is being met by large pharmaceutical companies because of a shift in research and development focus in these companies toward chronic conditions that require sustained medication over long periods of time.

Respiratory tract infections arise when bacterial infections develop in the inhalation passageway, including the nose, throat, sinuses and lungs. The four main types of respiratory tract infections are pneumonia, bronchitis, pharyngitis and sinusitis. Many of these bacterial infections can be life threatening if not treated quickly. Bacterial pneumonia, which involves an infection of the lung itself, is the most severe of the common respiratory tract infections. Pneumonia is often classified as mild-to-moderate community acquired pneumonia or hospital acquired pneumonia, depending upon the setting in which contraction of the bacterial infection occurred. The Textbook of Primary and Acute Care Medicine estimates that, in the United States alone, there are approximately 5-6 million cases of community acquired pneumonia each year.

Current Treatment Options and Limitations

Until recently, there have been three main classes of antibiotics prescribed for respiratory tract infections such as community acquired pneumonia. These are semi-synthetic penicillins (also known as beta-lactams), such as Augmentin® (amoxicillin and clavulanate potassium) sold by GlaxoSmithKline; macrolides, such as erythromycin or Zithromax® (azithromycin) sold by Pfizer; and fluoroquinolones, such as Cipro® (ciprofloxacin) sold by Bayer. Penicillins, macrolides and fluoroquinolones have all been shown to have certain shortcomings with respect to the treatment of respiratory tract infections. Studies have shown that, in the United States, approximately 26% of Streptococcus pneumoniae isolates, the most common pathogens that cause respiratory tract infections such as community acquired pneumonia, are resistant to macrolides. In addition, numerous reports in the medical literature have noted the emergence of penicillin-resistant pneumococci. Because fluoroquinolones have a broad-spectrum activity against both Gram-negative and Gram-positive bacteria, there is a greater potential for bacterial resistance. The wide use of fluoroquinolones also increases the potential for development of resistance among Streptococcus pneumoniae.

Increased bacterial resistance to many of the currently available antibiotics has been caused by certain common medical practices and sociological factors. By necessity, a wide variety of antibiotics is often administered before the specific disease-causing pathogen has been identified. Bacterial resistance is fostered through the erroneous prescription of antibiotics for non-bacterial infections. The lack of full patient compliance with prescribed courses of therapies has further contributed to bacterial resistance against currently marketed antibiotics. Patients will frequently discontinue a prescribed dosing regimen after symptoms subside, but bacteria that are not entirely eradicated may re-emerge in resistant forms.

Ketolides are a new class of antibiotics that show promise to address many of the shortcomings found in the current treatment options for community acquired pneumonia and other respiratory tract infections, such as bronchitis, sinusitis and pharyngitis. Ketolides are effective against penicillin- and macrolide-resistant pathogens known to cause respiratory tract infections. When compared to published data on current fluoroquinolone antibiotic treatments, ketolides have shown a favorable safety profile. The only ketolide available for sale in the United States, Ketek ® (telithromycin), was approved by the FDA in April 2004 and launched commercially by Aventis Pharmaceuticals in August 2004. Ketek has been available for sale in Europe since the summer of 2002. According to data compiled by IMS Health, an independent pharmaceutical information and consulting firm, sales of Ketek in the United States totaled approximately $193 million in 2005. While Ketek has been determined to be effective against resistant pathogens, the FDA has imposed a labeling requirement for Ketek indicating that it may cause visual disturbances including double-vision, blurred vision and difficulty focusing.

ALS Solution

We are developing cethromycin, a novel ketolide antibiotic licensed from Abbott Laboratories, in response to the emerging antibiotic resistance observed in the treatment of community acquired pneumonia. Prior to the initiation of our clinical trials, cethromycin has been tested by Abbott in approximately 3,800 human subjects during clinical trials. We intend to conduct two pivotal Phase III clinical trials of cethromycin for the treatment of mild-to-moderate community acquired pneumonia. We also intend to pursue opportunities for cethromycin in the treatment of other respiratory tract infections such as bronchitis, sinusitis and pharyngitis.

Based on publicly available data regarding current antibiotic compounds, we believe that there is a potential opportunity for further development of cethromycin in the treatment of respiratory tract infections for a number of reasons:

•       cethromycin has shown higher in vitro potency and a broader range of activity than macrolides and Ketek against Gram-positive bacteria associated with respiratory tract infections;

•       cethromycin appears to be clinically effective against penicillin- and macrolide-resistant bacteria;

•       cethromycin has a mechanism of action, unique to ketolides, that may slow the onset of future resistance;

•       cethromycin has shown specific activity against Gram-positive pathogens, unlike fluoroquinolones, while leaving normally-present Gram-negative bacteria undisturbed;

•       cethromycin has shown in vitro evidence of extended post-antibiotic effects against the pathogens commonly seen in respiratory tract infections; and

•       cethromycin, unlike Ketek, has not demonstrated visual disturbance side effects in clinical trials.

We believe that cethromycin, if approved, would build upon the growing market acceptance of ketolide compounds in the antibiotic marketplace.

Abbott Laboratories Collaboration

In December 2004, we entered into an agreement with Abbott Laboratories under which we acquired from Abbott a license to certain patent applications, patents and proprietary technology relating to cethromycin and ABT-210, a second-generation ketolide antibiotic product candidate in preclinical development. Under the terms of the license agreement, we have an exclusive worldwide license (excluding Japan) to develop and commercialize cethromycin. On August 1, 2005, we agreed to amend our license agreement with Abbott in order to terminate our in-license of ABT-210. The license for cethromycin includes rights under U.S. Patent No. 5,866,549 (for cethromycin) and foreign equivalents other than in Japan, and all related applications and patents that are entitled to benefit from the original filing of applications that issued as U.S. Patent No. 5,866,549 or their foreign equivalents. We intend to conduct and fund the remaining clinical development of cethromycin and commercialize the product for the treatment of mild-to-moderate community acquired pneumonia. In February 2005, Abbott transferred to us all of its interests in Investigational New Drug application No. 57,836 relating to cethromycin. Under the terms of our agreement, Abbott received 1,122,569 shares of our common stock and had the right to receive $11.0 million in cash, which was paid in 2005. Of the $11.0 million in payments made during 2005, $9.0 million related to the purchase of the remaining cethromycin inventory from Abbott. We believe that the supply of cethromycin will be sufficient to conduct the clinical trials.  The remaining $2.0 million represented a milestone payment which was due on October 31, 2005, or, if earlier, upon our initiation of pivotal Phase III clinical trials for cethromycin. The original amount of this milestone, $5.0 million, was reduced by $3.0 million in exchange for issuing 600,000 shares of our common stock to Abbott Laboratories through a concurrent offering with our IPO. To date, we have paid a total of $2.0 million in milestone payments under the license agreement. We will owe Abbott $10.0 million if we submit an NDA and $30.0 million if and when the FDA approves the NDA. Pursuant to the August 1, 2005 amendment, we also agreed to pay to Abbott $2.5 million upon cethromycin reaching $200 million in aggregate net sales and $5.0 million upon the drug reaching $400 million in aggregate net sales. Finally, we were originally obligated to pay Abbott royalties, generally equal to 19.0% of net sales, for commercialized products on a country-by-country basis. In exchange for our agreement with Abbott on August 1, 2005 to terminate our in-license of ABT-210 and provide the $2.5 million and $5.0 million sales-related milestone payments, Abbott agreed to reduce its royalty rights for cethromycin if it is approved for commercialization. Under the new terms, we will owe Abbott royalty payments of 19.0% on the first $100 million of aggregate net sales of cethromycin, 18.0% on net sales once aggregate net sales exceed $100 million but are less than $200 million, and 17.0% on all net sales once aggregate net sales exceed $200 million.

The term of the agreement commenced on December 13, 2004 and continues until the expiration of the last patent licensed under the agreement, unless the agreement is otherwise terminated. The primary patent licensed under the agreement, used by us in connection with cethromycin, expires in the U.S. on September 4, 2016, and in most foreign countries or jurisdictions on September 2, 2017, all subject to any term restoration that may be granted for the time necessary for regulatory approval in each respective jurisdiction. Upon the expiration of the license agreement, we maintain a non-exclusive, perpetual and irrevocable license to use Abbott’s proprietary technology and other types of information directly related or used in connection with cethromycin and its manufacture into pharmaceutical products without any further payment obligations to Abbott, except for those payment obligations accruing prior to such expiration. The agreement may be terminated by either party on 30 days notice if the other party ceases its business operations or if the other party passes a resolution or a court of competent jurisdiction makes an order for winding up its business. Either party may also terminate the agreement for material breach if not cured within 90 days of notice or if not cured within 30 days of notice if the breach relates to a payment provision.

We have the right to sublicense our rights under the agreement at our discretion. In addition, if we determine to co-market or co-distribute cethromycin, Abbott has a 90-day exclusive right of first negotiation to be the co-marketer, co-distributor or exclusive distributor. This exclusive right begins when we notify Abbott of our marketing and/or distributing plans, and we have no further obligation to Abbott, from a marketing perspective, after the 90-day period of time elapses.

Other Collaborations and License Agreements

In addition to our collaboration with Abbott Laboratories, we have entered into a number of license agreements for intellectual property and other rights needed to develop our products.

Sarawak MediChem Pharmaceuticals, Inc.   In 1996, we entered into a 50/50 joint venture with Craun Research Sdn. Bhd., acting as agent for the State Government of Sarawak, Malaysia (“Sarawak Government”), to finance the development of Calanolide A. This joint venture is a Delaware corporation named Sarawak MediChem Pharmaceuticals, Inc (“SMP”). Upon the formation of the joint venture, the Sarawak Government contributed $9.0 million in equity and MediChem Life Sciences, Inc., which assigned its interest in Sarawak MediChem Pharmaceuticals to us, received its 50% equity interest in exchange for its contribution of intellectual property. Subsequent to the formation of the joint venture, the Sarawak Government issued $12.0 million in long-term debt to the joint venture. According to the terms of the debt instruments, $12.0 million of this debt is past due. As a result of this default in payment by SMP, the Sarawak Government has the option under the loan agreement to take over the control and management of the Calanolide A project or the affairs of the joint venture until such time as the loan is repaid in full. To date, the Sarawak Government has not pursued the collection of this debt or sought to control or manage the Calanolide A project. In July 2005, the Sarawak Government exercised certain of its contractual rights by notifying SMP of its intention to appoint its representative as an officer of the joint venture for purposes of assuming control of the affairs and management of SMP effective immediately. In December of 2005, the Sarawak Government nominated and the Board of Directors of SMP approved the appointment of Mr. Jumastapha bin Lamat as the controlling officer of SMP. Since that time we have been transitioning access to the joint venture’s accounting, financial and corporate records to representatives of Mr. Lamat. The Sarawak Government also expressly reserved all contractual and legal remedies available in light of the default and indicated its intent to fully exercise its rights as a creditor of the joint venture. Ultimately, we believe that for the joint venture to continue, the terms of the debt must be amended to extend its maturity to a date after commercialization of Calanolide A.

We previously commenced discussions with the Sarawak Government to restructure and extend the existing $12.0 million debt and determine the source of financing for a Phase IIa clinical trial of Calanolide A. We do not intend to expend any meaningful funds advancing the development of Calanolide A unless and until we restructure the joint venture’s debt and reach a satisfactory agreement with the Sarawak Government to amend our joint venture relationship and establish our respective obligations regarding the future funding of the next phase of developing Calanolide A.

If we are able to restructure our joint venture relationship and determine to proceed with the Phase IIa clinical trial for Calanolide A, upon completion of this trial we will evaluate our strategic alternatives for the joint venture relationship and the future advancement of Calanolide A. We may determine to continue the program through our joint venture, independently or under a new joint venture arrangement. It is also possible that we will elect to transfer our rights in the compound to our current joint venture partner or an independent third party. Factors that we will consider in making this decision include the success of the Phase IIa clinical trial, the relative financial obligations of us and our joint venture partner and our capabilities at such time to continue development independently.

The term of the joint venture agreement continues indefinitely unless terminated by the written agreement of both parties not to proceed further with the development of Calanolide A. In the event only one of the parties wishes to discontinue development of Calanolide A, the other party has the right, but not the obligation, to purchase the discontinuing party’s equity interest in the joint venture for $9.0 million. If the other party does not choose to exercise its purchase right within six months of receiving written notice from the discontinuing party, then the joint venture is deemed mutually terminated. Upon such mutual termination, the joint venture agreement provides that any liabilities of the joint venture will be settled by the parties equally and all patents or licenses of the joint venture shall be reassigned back to us, including rights to clinical trials. We believe that the equal settlement of liabilities provision in the joint venture agreement was intended to recognize the 50/50 equity ownership of the joint venture and does not constitute our guaranty of the joint venture’s indebtedness to the Sarawak Government. Consequently, if the joint venture is mutually terminated, the joint venture partners would work together to monetize the joint venture’s assets for the purpose of satisfying its liabilities, which currently are solely comprised of indebtedness to a 50% partner, the Sarawak Government. In the event the joint venture’s assets are insufficient to settle its liabilities, we do not believe that the equal settlement of liabilities provision obligates us to contribute funds to the joint venture.

In addition to the financing provided by our joint venture partner, the joint venture’s product portfolio and discovery and preclinical programs have been funded through small business innovative research (“SBIR”) grants awarded by the National Institutes of Health. Sarawak MediChem Pharmaceuticals has been successful in being awarded over $1.5 million in SBIR funding to advance the Calanolide analogue development pipeline. The joint venture is also building upon its relationship with the Sarawak Government by collaborating with the Sarawak Biodiversity Center in Malaysia to discover future drug leads for treating infectious diseases and cancer. To date, this drug discovery collaboration with the Sarawak Biodiversity Center has not produced any drug leads for future development.

National Institutes of Health.   In 1996, our joint venture, Sarawak MediChem Pharmaceuticals, acquired an exclusive worldwide license, under patent rights and know-how controlled by the National Institutes of Health (NIH), to develop, make, use and sell Calanolide A and related compounds to treat HIV and other viral infections. The license was originally entered by MediChem Research, Inc., and MediChem subsequently assigned the license to our joint venture. In consideration of this license, our joint venture is obligated to make up to $350,000 in aggregate milestone payments upon the achievement of various development and commercialization milestones. To date, the joint venture has not been required to make any milestone payments. MediChem made an up-front payment of $20,000 to NIH. Since our inception in 1999, the joint venture has paid NIH approximately $133,000 for the reimbursement of patent maintenance expenses, as required by the license agreement. In addition, the joint venture agreed to pay royalties to NIH based on net sales of licensed products. Even if there are no sales of licensed products, the joint venture is obligated to pay NIH a minimum annual royalty of approximately $6,700. Minimum annual royalties paid by the joint venture to NIH since our inception in 1999 are approximately $83,000. The license from NIH is subject to certain reserved rights for the U.S. Government, including the Government’s right to develop, make, use and sell Calanolide A pursuant to any treaties or agreements with foreign governments that the U.S. Government may enter, and the Government’s rights to require us to sublicense the rights granted in the interest of public health and safety. This license may be terminated by NIH if NIH determines we have not achieved certain benchmarks for drug development or we cannot reasonably satisfy unmet health and safety needs of the public.

University of Illinois at Chicago.   In 1999, we acquired an exclusive worldwide license, under patent rights and know-how controlled by UIC, to develop, make, use and sell ALS-357 and related compounds to treat melanoma and other forms of cancer. In consideration for this license, we paid an upfront license fee of $15,000 upon the execution of the agreement. We are also obligated to make up to $135,000 in aggregate milestone payments upon the achievement of various development and commercialization milestones for each of ALS-357 and any other compound developed by us under the licensed technology. To date, we have paid $10,000 in milestone payments. Under the terms of the agreement, we are obligated to reimburse UIC for past patent preparation, filing and prosecution expenses, and have agreed to reimburse UIC for similar expenses related to foreign patents throughout the term of the agreement. To date we have paid UIC approximately $322,000 for patent reimbursement. In addition, we agreed to pay royalties to UIC based on net sales of licensed products by us, our affiliates and sublicensees, as well as a percentage of all other income we receive from sublicensees, but in any event, a minimum royalty of $5,000 annually once commercial sales commence.

Argonne National Laboratory.   In 2003, we acquired an exclusive license, under patent rights and know-how controlled by Argonne National Laboratory, to develop, make, use and sell in the United States and its territories a class of peptides and related compounds to inhibit the formation of amyloid fibrils. These fibrils are implicated in a number of diseases such as Alzheimer’s disease and amyloidosis. In consideration of this license, we agreed to pay royalties to Argonne equal to 4% of net sales of licensed products by us, our affiliates and sublicensees, as well as 10% of any benchmark or milestone fees we receive from sublicensees. We also agreed to reimburse Argonne for the cost of ongoing patent prosecution and maintenance. The license is subject to certain reserved rights for the U.S. Government based on Federal statutes, including the Government’s right to develop, make, use, and sell the amyloid inhibiting peptides pursuant to any treaties or agreements with foreign governments that the U.S. Government may enter, and the Government’s right to require us to sublicense the rights granted in certain limited circumstances. We are obligated to provide at least one half-time employee to this project until completion of Phase I clinical trials. Argonne has the right to terminate the agreement if due diligence requirements, including the devotion of one half-time employee, are not met.

Baxter International.   As part of our spin-off from MediChem Life Sciences in 1999, we obtained the entire right, title and interest to certain patented inventions relating to ALS-886 that were assigned by Baxter International, Inc. to Dr. Michael T. Flavin. We have assumed the obligation of Dr. Flavin to pay Baxter, as a payment for the assignment, 3% of net sales of ALS-886. Further, we are also obliged to share with Baxter 50% of the sublicensing fees we collect, other than royalties. In addition, if we sell the ongoing business of making, using or selling ALS-886, we are obligated to pay Baxter 50% of the fair market value of the right or license to manufacture, use or sell ALS-886 that is conveyed as part of the sale.

Intellectual Property

Patents and Trade Secrets

We have assembled a broad intellectual property portfolio encompassing the use, methods of preparation and methods of manufacture for our product candidates in the areas of infectious disease, inflammation and cancer. Together with our joint venture, we currently have exclusive access to 105 issued U.S. and international patents. In addition, 28 U.S. and international patent applications have been filed and are in various stages of processing.

Key U.S. Patents and Expiration Dates

Drug Candidate	U.S. Patent Number	Expiration Date
Cethromycin	5866549	9/4/2016
Calanolide A	5591770	1/7/2014
ALS-886	5504111	4/2/2013
ALS-357	5658947	8/19/2014

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for our products. In addition, there can be no assurance that this patent coverage will be broad enough to prevent third parties from developing or commercializing similar or identical technologies and thus the rights granted under any issued patents may not provide us with any meaningful competitive advantages against our competitors. Furthermore, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. There can also be no assurance that our technologies will not be deemed to infringe the IP rights of third parties or that we will be able to acquire licenses to the IP rights of third parties under satisfactory terms or at all.

Research and development expenses incurred to develop our intellectual property portfolio, excluding development costs related to cethromycin, totaled approximately $1.2 million for the twelve months ended December 31, 2005.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. We believe that our most significant competitors are Aventis, Pfizer, GlaxoSmithKline and Johnson & Johnson.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

We rely upon our collaborators for support in advancing certain of our product candidates and intend to rely on our collaborators for the commercialization of these products. Our collaborators may be conducting multiple product development efforts within the same disease areas that are the subjects of their agreements with us. Generally, our agreements with our collaborators do not preclude them from pursuing development efforts using a different approach from that which is the subject of our agreement with them. Therefore, any of our product candidates may be subject to competition with a product candidate under development by a collaborator.

There are also a number of companies working to develop new drugs and other therapies for these diseases that are undergoing clinical trials. The key competitive factors affecting the success of all of our product candidates are likely to be their efficacy, safety, price and convenience. See ‘‘Risk Factors—We will face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.’’

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing and export and import of pharmaceutical products such as those we are developing. The process of obtaining regulatory approvals and the subsequent substantial compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and implementing regulations. If we fail to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us.

The steps required before a drug may be marketed in the United States include:

•       preclinical laboratory tests, animal studies and formulation studies under the FDA’s good laboratory practices regulations;

•       submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;

•       adequate and well-controlled clinical trials in accordance with FDA good clinical practice regulations, to establish the safety and efficacy of the product for each indication;

•       submission to the FDA of an NDA;

•       satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP; and

•       FDA review and approval of the NDA.

Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. If these issues are unresolved, the FDA may not allow the clinical trials to commence.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent Institutional Review Board before it can begin. Phase I clinical trials usually involve the initial introduction of the investigational drug into humans to evaluate the product’s safety, dosage tolerance and pharmacodynamics and, if possible, to gain an early indication of its effectiveness.

Phase II clinical trials usually involve controlled trials in a limited patient population to:

•       evaluate dosage tolerance and appropriate dosage;

•       identify possible adverse effects and safety risks; and

•       evaluate preliminarily the efficacy of the drug for specific indications.

Phase III clinical trials usually further evaluate clinical efficacy and test further for safety in an expanded patient population. Phase I, Phase II and Phase III clinical trials may not be completed successfully within any specified period, if at all. Furthermore, the FDA or we may suspend or terminate clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and has a favorable risk/benefit profile.

Under the Pediatric Research Equity Act of 2003, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. In most cases, the NDA must be accompanied by a substantial user fee.

Before approving an application, the FDA will inspect the facility or the facilities where the product is manufactured. The FDA will not approve the product unless current good manufacturing practices (“cGMP”) compliance is considered satisfactory. The FDA will issue an approval letter if it determines that the application, manufacturing process and manufacturing facilities are acceptable. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable; it will outline the deficiencies in the submission and often will request additional testing or information.

Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval.

After regulatory approval of a product is obtained, we are required to comply with a number of post-approval requirements. For example, as a condition of approval of an application, the FDA may require post-marketing testing and surveillance to monitor the product’s safety or efficacy. In addition, holders of an approved NDA are required to report certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes numerous procedural and documentation requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other regulations.

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product, or the failure to comply with requirements, may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sale and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by biotechnology and optional for those which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

Pharmaceutical Pricing and Reimbursement

In both domestic and foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third party payors. Third party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. These third party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare product candidates. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective. Adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

In 2003, the United States government enacted legislation providing a partial prescription drug benefit for Medicare recipients, beginning in 2006. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, to obtain payments under this program, we would be required to sell products to Medicare recipients through drug procurement organizations operating pursuant to this legislation. These organizations would negotiate prices for our products, which are likely to be lower than we might otherwise obtain. Federal, state, and local governments in the United States continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. Future legislation could limit payments for pharmaceuticals such as the product candidates that we are developing.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on pharmaceutical pricing.

Another development that may affect the pricing of drugs is proposed Congressional action regarding drug reimportation into the United States. Proposed legislation would allow the reimportation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs are sold at a lower price. If legislation or regulations are passed allowing the reimportation of drugs, they could reduce the price we receive for any products that we may develop, negatively affecting our revenues and prospects for profitability. Even without legislation authorizing reimportation, patients have been purchasing prescription drugs from Canadian and other non-United States sources, which have reduced the price received by pharmaceutical companies for their products.

Employees

As of December 31, 2005, we employed 18 people of which there are 7 in research and 11 in administration. Our employees are not represented by any collective bargaining agreements and we believe our employee relations are good.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available free of charge through our website (www.advancedlifesciences.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington DC 20549.

Item 1A.                Risk Factors.

Risks Related to Our Industry and Business

We are at an early stage of development and may never attain product sales.

We have not received FDA approval for any of our product candidates. Any compounds that we discover or in-license will require extensive and costly development, preclinical testing and/or clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidate, cethromycin, and any other compounds we discover, develop or in-license, may never be approved for commercial sale. The time required to attain product sales and profitability is lengthy and highly uncertain, and we cannot assure you that we will be able to achieve or maintain product sales.

We expect our net operating losses to continue for at least several years, and we are unable to predict the extent of future losses or when we will become profitable, if ever.

We have incurred significant net losses since our formation in 1999. Our cumulative net loss was $46.7 million as of December 31, 2005. Our operating losses are due in large part to the significant research and development costs required to identify, validate and license potential product candidates, conduct preclinical studies and conduct clinical trials of our more advanced product candidates. To date, we have generated only limited revenues, consisting of management fees and one-time or limited payments associated with our collaborations or grants, and we do not anticipate generating any significant revenues for at least the next several years, if ever. We expect to increase our operating expenses over the next several years as we plan to:

•       expand the clinical trial program for cethromycin;

•       continue the preclinical development and commence the clinical development of our other product candidates, such as ALS-886 and ALS-357;

•       expand our research and development activities;

•       acquire or in-license new technologies and product candidates; and

•       increase our required corporate infrastructure and overhead.

As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

We will require additional funding to satisfy our future capital needs, and future financing strategies may adversely affect holders of our common stock.

Our operations will require significant additional funding in large part due to our research and development expenses, future preclinical and clinical testing costs, the possibility of expanding our facilities, and the absence of any meaningful revenues in the near future. We do not know whether additional financing will be available to us on favorable terms or at all. If we cannot raise additional funds, we may be required to reduce our capital expenditures, scale back product development or programs, reduce our workforce and license to others products or technologies that we may otherwise be able to commercialize.

To the extent we raise additional capital by issuing equity securities, our stockholders could experience substantial dilution. Any additional equity securities we issue may have rights, preferences or privileges senior to those of existing holders of stock, including purchasers of our common stock in the offerings. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

Our business would be materially harmed if our two pivotal Phase III clinical trials of cethromycin are unsuccessful.

We anticipate that our ability to generate any significant product revenues in the near future will depend solely on the successful development and commercialization of cethromycin, our most advanced product candidate. We have commenced two pivotal Phase III clinical trials, the first of which was begun in December 2005, of cethromycin for the treatment of mild-to-moderate community acquired pneumonia. Prior to licensing the compound to us, Abbott Laboratories conducted an initial Phase III clinical trial of cethromycin for the treatment of community acquired pneumonia. Although the results of this study met the primary endpoints for efficacy, this is no assurance that our pivotal Phase III clinical trials will be successful.

The Abbott study used cethromycin dosing levels of 150 mg once-daily and 150 mg twice-daily. Our proposed pivotal Phase III protocol uses a dosing level of 300 mg once-daily, even though Abbott was able to demonstrate efficacy at 150 mg once-daily. We do not expect that the different dosing regimen will reduce the effectiveness of cethromycin in our pivotal Phase III clinical trials, but we could be incorrect. Clinical trials at the higher dosage level are also likely to increase the frequency of adverse side effects. The Abbott study did not include a standard of care comparator arm. Antibiotic products currently in the marketplace are generally effective and, for this reason, the required threshold to demonstrate non-inferiority for new antibiotic compounds is often very high. There can be no assurance that our pivotal Phase III clinical trials of cethromycin will establish non-inferiority when a comparator arm is applied.

The success of our pivotal Phase III clinical trials in treating mild-to-moderate community acquired pneumonia may depend on many factors that are beyond our control and unrelated to the safety or efficacy of cethromycin. For instance, clinical studies may demonstrate lower than expected cure rates because of the lack of patient compliance with prescribed dosing regimens. Cethromycin is our most advanced product candidate, and, as a company, we do not have any prior experience in conducting Phase III clinical trials. If we are unable to complete these trials successfully or ultimately receive FDA marketing approval for cethromycin, our ability to generate revenues and our business will be materially harmed.

Prior clinical trials of cethromycin have shown evidence of side effects that may diminish its prospects for commercialization and wide market acceptance.

The gastrointestinal adverse events reported in prior clinical trials of cethromycin were generally at frequencies consistent with Ketek and other antibiotic treatments. These gastrointestinal side effects included nausea, diarrhea, vomiting and abdominal pain. Taste perversion was the adverse event most frequently observed in prior clinical trials of cethromycin, occurring in 17% of subjects across once-daily dosing regimens of 150 mg, 300 mg and 600 mg. According to available data, taste perversion has not occurred at any significant level for other antibiotic treatments. We do not believe that, by itself, taste perversion presents a safety risk for patients. However, taste perversion may lead to higher levels of patient non-compliance, which could have the effect of reducing overall cure rates in our planned pivotal Phase III clinical trials of cethromycin. If overall cure rates in our pivotal Phase III clinical trials are not sufficient to establish non-inferiority, we may not receive FDA approval for cethromycin and our business will be materially harmed.

Prior pivotal Phase III comparator trials of cethromycin in the treatment of bronchitis and pharyngitis failed to establish non-inferiority, and our inability to expand cethromycin into these indications would harm our ability to generate additional revenues in the future.

Abbott Laboratories conducted four pivotal Phase III comparator trials for cethromycin in treating bronchitis and pharyngitis at a dosing level of 150 mg once-daily. Each of these trials failed to establish non-inferiority against comparator antibiotics. While we believe that the negative outcomes of the Abbott comparator trials were related to dosing levels, we may be incorrect. The failure to meet primary endpoints in the Abbott trials may not have been dose related, as we believe, but rather a result of the compound’s lack of sufficient clinical efficacy. Clinical trials using a 300 mg once-daily regimen are also likely to increase the occurrence of adverse side effects. Even if we receive FDA approval to market cethromycin for the treatment of community acquired pneumonia, our failure to expand cethromycin into other indications would harm our ability to generate additional revenues in the future.

Because we are heavily dependent on our license agreement with Abbott Laboratories and our collaborations with other third parties, our product development programs may be delayed or terminated by factors beyond our control.

In December 2004, we entered into a license agreement with Abbott Laboratories for certain patent applications, patents and proprietary technology relating to cethromycin. We have also entered into a number of license agreements for intellectual property and other rights needed to develop our product candidates that are in earlier stages of development. Our primary collaborators other than Abbott include the National Institutes of Health, the University of Illinois at Chicago, Argonne National Laboratory and Baxter International. A description of our agreements with collaborators can be found under the headings ‘‘Business—Abbott Laboratories Collaboration’’ and ‘‘Business—Other Collaborations and License Agreements.’’ Our collaborations generally present additional risks to our business, such as the risk that our collaborators encounter conflicts of interest to their arrangements with us, inadequately defend our intellectual property rights or develop other products that compete with us. Our ability to generate any significant product revenues in the near future will depend solely on the successful commercialization of cethromycin. If for any reason we are unable to realize the expected benefits of our license agreement with Abbott, or under any of our other collaborations, then our business and financial condition may be materially harmed.

If we are unable to restructure the debt and joint venture relationship with the State Government of Sarawak, Malaysia, then our development program for Calanolide A may be delayed or abandoned.

The intellectual property for Calanolide A is held by Sarawak MediChem Pharmaceuticals, Inc., our 50/50 joint venture with the State Government of Sarawak, Malaysia. The original intent of our business relationship was that we would contribute intellectual property and management to the joint venture and our partner would provide funding. To advance Calanolide A, the Sarawak Government funded $9.0 million by purchasing its 50% equity position and loaned an additional $12.0 million to the joint venture. According to the terms of the loan agreement with the Sarawak Government, $12.0 million of this debt is past due. As a result of this default in payment by the joint venture, the Sarawak Government has the option under the loan agreement to take over the control and management of the Calanolide A project or the affairs of the joint venture until such time as the loan is repaid in full. In July 2005, the Sarawak Government asserted its rights to assume control of the management of the joint venture. In December 2005, the Sarawak Government nominated and the Board of Directors of SMP approved the appointment of Mr. Jumastapha bin Lamat as the controlling officer of SMP. Since that time we have been transitioning access to the joint venture’s accounting, financial and corporate records to representatives of Mr. Lamat. The Sarawak Government also expressly reserved all contractual and legal remedies available in light of the default and indicated its intent to fully exercise its rights as a creditor of the joint venture.

Ultimately, we believe that in order for the joint venture to continue, the terms of the debt must be amended to extend its maturity to a date after commercialization of Calanolide A.

Further development will require that we and the Sarawak Government agree to restructure and extend the debt and determine the source of financing for Phase IIa clinical trials of Calanolide A. No agreement has yet been reached, and we do not intend to expend any meaningful funds advancing the development of Calanolide A unless and until we restructure the joint venture’s debt and reach a satisfactory agreement with the Sarawak Government to amend our joint venture relationship and establish our respective obligations regarding the future funding of the next phase of developing Calanolide A. As a result, we are unable to predict when, or if at all, we will proceed with our plans to commence Phase IIa clinical trials for Calanolide A.

Further, our joint venture agreement with the Sarawak Government provides that, upon termination of the joint venture, any liabilities of the joint venture will be settled by the parties equally and all patents or licenses of the joint venture shall be reassigned back to us, including rights to clinical trials. If we and the Sarawak Government are unable to restructure the debt of the joint venture or if any dispute arises with the Sarawak Government, then our ability to continue the development of Calanolide A may be adversely affected, and we may cease future participation in the program. See ‘‘Business—Other Collaborations and License Agreements—Sarawak MediChem Pharmaceuticals, Inc.’’

Because the results of preclinical studies for our preclinical product candidates are not necessarily predictive of future results, our product candidates may not have favorable results in later clinical trials or ultimately receive regulatory approval.

Only two product candidates in our development pipeline, cethromycin and Calanolide A, have been tested in clinical trials. Our other product candidates have only been through preclinical studies. Positive results from preclinical studies, particularly in vitro studies, are no assurance that later clinical trials will succeed. Preclinical trials are not designed to establish the clinical efficacy of our preclinical product candidates. We will be required to demonstrate through clinical trials that these product candidates are safe and effective for use before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of failure as product candidates proceed through clinical trials. If our product candidates fail to demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. This would adversely affect our ability to generate revenues and may damage our reputation in the industry and in the investment community.

The future clinical testing of our product candidates could be delayed, resulting in increased costs to us and a delay in our ability to generate revenues.

Our product candidates will require preclinical testing and extensive clinical trials prior to submitting a regulatory application for commercial sales. We do not know whether planned clinical trials will begin on time, if at all. Delays in the commencement of clinical testing could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to denial of regulatory approval of a product candidate. Each of these results would adversely affect our ability to generate revenues.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•       demonstrating sufficient safety to obtain regulatory approval to commence a clinical trial;

•       reaching agreement on acceptable terms with prospective contract research organizations and trial sites;

•       manufacturing sufficient quantities of a product candidate; and

•       obtaining institutional review board approvals to conduct clinical trials at prospective sites.

In addition, the commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Because community acquired pneumonia is generally seasonal in nature, achieving sufficient patient enrollment for our pivotal Phase III clinical trials of cethromycin may be particularly difficult.

The FDA required one of our competitors, Aventis Pharmaceuticals, to undertake a 24,000 patient safety study prior to approving Ketek® for commercialization. We do not expect the FDA to require a similarly sized trial for cethromycin because Ketek was the first ketolide introduced and no previous safety testing had been conducted for this class of antibiotics. Abbott’s studies to date and our ongoing clinical program will include monitoring of cardiac and hepatic safety. Since that time, Ketek has been administered to over ten million patients and, to our knowledge, has not demonstrated any severe safety risks with the exception of one recent article that reported the case history of three patients who experienced liver toxicity. The FDA, through a bulletin on their website, recommended physicians watch for potential liver toxicity issues of patients prescribed Ketek.  If the FDA does require a large safety trial for cethromycin, however, it would significantly increase our costs and extend the time required to receive regulatory approval.

We will depend on outside parties to conduct our clinical trials, and any failure of those parties to fulfill their obligations could result in costs and delays beyond our control that prevent us from obtaining regulatory approval or successfully commercializing product candidates.

We intend to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials of cethromycin and our other product candidates. We do not have the physical and human resources to conduct our clinical trials independently. The contract research organizations we engage will interact with clinical investigators and medical institutions to enroll patients in our clinical trials. As a result, we will depend on these clinical investigators, medical institutions and contract research organizations to perform the studies and trials properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated. Many of these factors will be outside of our oversight and beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or regulatory approvals as a result of the failure to perform by third parties, our drug discovery and development costs will increase, and we may not be able to obtain regulatory approval for our product candidates. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all.

Even if we successfully complete clinical trials of cethromycin or any other product candidate, we may fail to obtain FDA approval of a new drug application.

The FDA may not approve in a timely manner, or at all, any NDA we submit. If we are unable to submit an NDA for cethromycin or any other product candidate, or if any NDA we submit is not approved by the FDA, we will be unable to commercialize that product in the United States. The FDA can and does reject NDAs, and often requires additional clinical trials, even when product candidates performed well or achieved favorable results in large-scale Phase III clinical trials. The FDA imposes substantial requirements on the introduction of pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years and may vary substantially based upon the type and complexity of the pharmaceutical product. A number of our product candidates are novel compounds, which may further increase the period of time required for satisfactory testing procedures.

Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based on changes in, or additions to, regulatory policies for drug approval during the period of product development and regulatory review. The effect of government regulation may be to delay or prevent the commencement of clinical trials or marketing of our product candidates for a considerable period of time, to impose costly procedures upon our activities and to provide an advantage to our competitors that have greater financial resources or are more experienced in regulatory affairs. The FDA may not approve our product candidates for clinical trials or marketing on a timely basis or at all. Delays in obtaining or failure to obtain such approvals would adversely affect the marketing of our product candidates and our liquidity and capital resources.

Drug products and their manufacturers are subject to continual regulatory review after the product receives FDA approval. Later discovery of previously unknown problems with a product or manufacturer may result in additional clinical testing requirements or restrictions on such product or manufacturer, including withdrawal of the product from the market. Failure to comply with applicable regulatory requirements can, among other things, result in fines, injunctions and civil penalties, suspensions or withdrawals of regulatory approvals, product recalls, operating restrictions or shutdown and criminal prosecution. We may lack sufficient resources and expertise to address these and other regulatory issues as they arise.

If we fail to obtain regulatory approvals in other countries for our product candidates under development, we will not be able to generate revenues in such countries.

In order to market our products outside of the United States, we must comply with numerous and varying regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval in the United States. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. The risks involved in the non-U.S. regulatory approval process, as well as the consequences for failing to comply with applicable regulatory requirements, generally include the same considerations as in the United States. A description of U.S. regulatory considerations can be found under the section entitled ‘‘—Even if we successfully complete clinical trials of cethromycin or any other product candidate, we may fail to obtain FDA approval of a new drug application.’’

Even if we successfully develop and obtain approval for cethromycin or any of our other product candidates, our business will not be profitable if those products do not achieve and maintain market acceptance.

Even if any of our product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals, patients and third-party payors, and our resulting profitability and growth, will depend on a number of factors, including:

•       our ability to provide acceptable evidence of safety and efficacy;

•       relative convenience and ease of administration;

•       the prevalence and severity of any adverse side effects;

•       the availability of alternative treatments;

•       the details of FDA labeling requirements, including the scope of approved indications and any safety warnings;

•       pricing and cost effectiveness;

•       the effectiveness of our or our collaborators’ sales and marketing strategy;

•       our ability to obtain sufficient third-party insurance coverage or reimbursement; and

•       our ability to have the product listed on insurance company formularies.

If any of our product candidates achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are received more favorably or are more cost effective. Complications may also arise, such as antibiotic or viral resistance, that render our products obsolete. We rely on the favorable resistance profile of cethromycin exhibited in clinical trials to be a potential competitive distinction from currently marketed compounds. Even if we receive FDA approval to market cethromycin, antibiotic resistance may emerge that will substantially harm our ability to generate revenues from its sale.

We are initially seeking FDA approval for cethromycin as a 7 day treatment regimen. There are currently a number of antibiotic products that are marketed as 5-day therapies. In the event that the marketplace considers this to be a significant competitive distinction, it is uncertain whether we will be able to make cethromycin available for a lower dosing period. In addition, we expect that cethromycin, if approved for sale, would be used primarily in the outpatient setting.

Our most advanced product candidate, cethromycin, will face significant competition in the marketplace if it receives marketing approval from the FDA.

Initially, we plan to conduct pivotal Phase III clinical trials of cethromycin for the treatment of mild-to-moderate community acquired pneumonia. We also intend to pursue opportunities for cethromycin in the treatment of other respiratory tract infections such as bronchitis, sinusitis and pharyngitis. There are several classes of antibiotics that are primary competitors for the treatment of one or more of these indications, including:

•       macrolides such as Biaxin® (clarithromycin), a product of Abbott Laboratories; and Zithromax® (azithromycin), a product of Pfizer Inc.;

•       one other ketolide antibiotic, Ketek® (telithromycin), recently launched in the United States and Europe by Aventis Pharmaceuticals;

•       semi-synthetic penicillins such as Augmentin® (amoxicillin and clavulanate potassium), a product of GlaxoSmithKline; and

•       fluoroquinolones such as Levaquin® (levofloxacin), a product of Ortho-McNeil Pharmaceutical, Inc.; Tequin® (gatifloxacin), a product of Bristol-Myers Squibb Company; FACTIVE® (gemifloxacin mesylate) tablets, a product of Oscient Pharmaceuticals; and Cipro® (ciprofloxacin) and Avelox® (moxifloxacin), both products of Bayer Corporation.

If cethromycin is approved by the FDA, it will not be the first ketolide antibiotic introduced to the marketplace. Ketek has been available for sale in Europe since 2002 and in the United States since August 2004. There are several additional ketolide product candidates in preclinical development or entering clinical development, including ABT-210, a second-generation ketolide antibiotic product candidate that we transferred back to Abbott Laboratories in July 2005. If ultimately approved by the FDA, these product candidates may have improved efficacy, ease of administration or side effect profiles when compared to cethromycin. The availability of additional ketolide antibiotics may have an adverse affect on our ability to generate product revenues and achieve profitability.

The availability of generic equivalents may adversely affect our ability to generate product revenues from cethromycin.

Many generic antibiotics are currently prescribed to treat respiratory tract infections. As competitive products lose patent protection, makers of generic drugs will likely begin to market additional competing products. Companies that produce generic equivalents are generally able to offer their products at lower prices. Ketek may lose patent protection as early as 2015, which would enable generic drug manufacturers to sell generic ketolide antibiotics at a lower cost than cethromycin. Generic equivalents of Biaxin and Zithromax, two macrolide antibiotic products are available. Cethromycin, if approved for commercial sale, may be at a competitive disadvantage because of its higher cost relative to generic products. This may have an adverse effect on our ability to generate product revenues from cethromycin.

We will face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

We are a development stage company with 18 employees. Many of our competitors, such as Pfizer, GlaxoSmithKline and Bayer, are large pharmaceutical companies with substantially greater financial, technical and human resources than we have. The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover or develop will compete with existing therapies if we receive marketing approval. Because of their significant resources, our competitors may be able to use discovery technologies and techniques, or partnerships with collaborators, in order to develop competing products that are more effective or less costly than the product candidates we develop. This may render our technology or product candidates obsolete and noncompetitive. Academic institutions, government agencies, and other public and private research organizations may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors.

As a company, we do not have any prior experience in conducting Phase III clinical trials. Our competitors may succeed in obtaining FDA or other regulatory approvals for product candidates more rapidly than us. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before we do may achieve a significant competitive advantage, including certain FDA marketing exclusivity rights that would delay or prevent our ability to market certain products. Any approved drugs resulting from our research and development efforts, or from our joint efforts with our existing or future collaborative partners, might not be able to compete successfully with our competitors’ existing or future products.

Our collaborators and third party manufacturers may not be able to manufacture our product candidates in larger quantities, which would prevent us from commercializing our product candidates.

To date, each of our product candidates has been manufactured in small quantities by our collaborators and third party manufacturers for preclinical and clinical trials. We do not currently have any agreements with third party manufacturers. If any of our product candidates is approved by the FDA or other regulatory agencies for commercial sale, we will need to enter into agreements with third parties to manufacture the product in larger quantities. Due to factors beyond our control, our collaborators and third party manufacturers may not be able to increase their manufacturing capacity for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to increase the manufacturing capacity for a product candidate successfully, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our product candidates require precise, high-quality manufacturing. The failure of our collaborators and third party manufacturers to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any products we may develop, we may be unable to generate revenues.

We do not currently have product sales and marketing capabilities. If we receive regulatory approval to commence commercial sales of any of our product candidates, we will have to establish a sales and marketing organization with appropriate technical expertise and distribution capabilities or make arrangements with third parties to perform these services. If we receive approval to commercialize cethromycin for the treatment of community acquired pneumonia, we intend to market the product directly in the United States. Our ability to generate any significant revenues in the near-term is dependent entirely on the successful commercialization and market acceptance of cethromycin. Factors that may inhibit our efforts to commercialize cethromycin or other product candidates without strategic partners or licensees include:

•       difficulty recruiting and retaining adequate numbers of effective sales and marketing personnel;

•       the inability of sales personnel to obtain access to, or persuade adequate numbers of, physicians to prescribe our products;

•       the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage against companies with broader product lines; and

•       unforeseen costs associated with creating an independent sales and marketing organization.

As an alternative to establishing our own sales and marketing organization, we may engage other pharmaceutical or health care companies with existing distribution systems and direct sales organizations to assist us in North America and abroad. We may not be able to negotiate favorable distribution partnering arrangements, if at all. To the extent we enter co-promotion or other licensing arrangements; any revenues we receive will depend on the efforts of third parties and will not be under our control. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, our ability to generate product revenues, and become profitable, would be severely limited.

Off-label promotion of our products could result in substantial penalties.

If any of our product candidates receives marketing approval, we will only be permitted to promote the product for the uses indicated on the label cleared by the FDA. Our pivotal Phase III clinical trials of cethromycin are for the treatment of mild-to-moderate community acquired pneumonia, although we believe that cethromycin may have other applications in bronchitis, pharyngitis and sinusitis. If we request additional label indications for cethromycin or our other product candidates, the FDA may deny those requests outright, require extensive clinical data to support any additional indications or impose limitations on the intended use of any approved products as a condition of approval. U.S. Attorneys’ offices and other regulators, in addition to the FDA, have recently focused substantial attention on off-label promotional activities and have initiated civil and criminal investigations related to such practices. If it is determined by these or other regulators that we have promoted our products for off-label use, we could be subject to fines, legal proceedings, injunctions or other penalties.

If our efforts to obtain rights to new products or product candidates from third parties are not successful, we may not generate product revenues or achieve profitability.

Our long-term ability to earn product revenues depends on our ability to identify, through internal research programs, potential product candidates that may be developed into new pharmaceutical products and/or obtain new products or product candidates through licenses from third parties. If our internal research programs do not generate sufficient product candidates, we will need to obtain rights to new products or product candidates from third parties. We may be unable to obtain suitable products or product candidates from third parties for a number of reasons, including:

•       we may be unable to purchase or license products or product candidates on terms that would allow us to make an appropriate return from resulting products;

•       competitors may be unwilling to assign or license product or product candidate rights to us;

•       we may not have access to the capital necessary to purchase or license products or product candidates; or

•       we may be unable to locate suitable products or product candidates within, or complementary to, our areas of interest.

If we are unable to obtain rights to new products or product candidates from third parties, our ability to generate product revenues and achieve profitability may suffer.

Because our product candidates and development and collaboration efforts depend on our intellectual property rights, adverse events affecting our intellectual property rights will harm our ability to commercialize products.

Our success will depend to a large degree on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims that will be allowed or maintained, after challenge, in our or other companies’ patents.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•       we were the first to make the inventions covered by each of our pending patent applications;

•       we were the first to file patent applications for these inventions;

•       others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•       any of our pending patent applications will result in issued patents;

•       any patents issued to us or our collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•       we will develop additional proprietary technologies that are patentable; or

•       the patents of others will not have a negative effect on our ability to do business.

We are a party to certain in-license agreements that are important to our business, and we generally do not control the prosecution of in-licensed technology. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we exercise over our internally developed technology. Moreover, some of our academic institution licensors, research collaborators and scientific advisors have rights to publish data and information in which we have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information will be impaired. In addition, some of the technology we have licensed relies on patented inventions developed using U.S. government resources. Under applicable law, the U.S. government has the right to require us to grant a nonexclusive, partially exclusive, or exclusive license for such technology to a responsible applicant or applicants, upon terms that are reasonable under the circumstances, if the government determines that such action is necessary.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information and may not adequately protect our intellectual property.

We rely on trade secrets to protect our technology, particularly when we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. In order to protect our proprietary technology and processes, we rely in part on confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Market acceptance and sales of our product candidates will be severely limited if we cannot arrange for favorable reimbursement policies.

Our ability to commercialize any product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other organizations establish reimbursement levels for the cost of our products and related treatments. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed healthcare in the United States, as well as legislative proposals to reform healthcare, control pharmaceutical prices or reduce government insurance programs, may also result in exclusion of our product candidates from reimbursement programs. Because many generic antibiotics are available for the treatment of respiratory tract infections, our ability to list cethromycin on insurance company formularies will depend on its effectiveness compared to lower-cost products. The cost containment measures that health care payors and providers are instituting, and the effect of any health care reform, could materially and adversely affect our ability to earn revenues from the sales of cethromycin and our other product candidates.

The recent Medicare prescription drug coverage legislation and future legislative or regulatory reform of the healthcare system could limit future revenues from our product candidates.

In the United States, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to market and sell our product candidates profitably. In particular, in December 2003, President Bush signed into law new Medicare prescription drug coverage legislation. Under this legislation, the Centers for Medicare and Medicaid Services, or CMS, the agency within the Department of Health and Human Services that administers Medicare and will be responsible for reimbursement of the cost of drugs, has asserted the authority of Medicare to elect not to cover particular drugs if CMS determines that the drugs are not ‘‘reasonable and necessary’’ for Medicare beneficiaries or to elect to cover a drug at a lower rate similar to that of drugs that CMS considers to be ‘‘therapeutically comparable.’’ Changes in reimbursement policies or health care cost containment initiatives that limit or restrict reimbursement for our products may cause our revenues to decline.

Another development that may affect the pricing of drugs is regulatory action regarding drug reimportation into the United States. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, which became law in December 2003, requires the Secretary of the U.S. Department of Health and Human Services to promulgate regulations allowing drug reimportation from Canada into the United States under certain circumstances. These provisions will become effective only if the Secretary certifies that such imports will pose no additional risk to the public’s health and safety and result in significant cost savings to consumers. To date, the Secretary has made no such finding, but he could do so in the future. Proponents of drug reimportation may also attempt to pass legislation that would remove the requirement for the Secretary’s certification or allow reimportation under circumstances beyond those anticipated under current law. If legislation is enacted, or regulations issued, allowing the reimportation of drugs, it could decrease the reimbursement we receive for any products that we may commercialize, negatively affecting our anticipated revenues and prospects for profitability.

We will need to increase the size of our organization, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.

We are currently a development stage company with 18 employees. We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our research, development and commercialization effort. To manage any growth, we will be required to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully manage the expansion of our operations or operate on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

If we are unable to attract and retain qualified scientific, technical and key management personnel, or if any of our key executives, Michael T. Flavin, Ph.D., Ze-Qi Xu, Ph.D., or John L. Flavin, discontinues his employment with us, it may delay our research and development efforts.

We are highly dependent upon the efforts of our senior management team and scientific staff. The loss of the services of one or more members of the senior management team might impede the achievement of our development objectives. In particular, we are highly dependent upon and our business would be significantly harmed if we lost the services of Michael T. Flavin, Ph.D., our founder and Chairman and Chief Executive Officer, Ze-Qi Xu, Ph.D., our Executive Vice President and Chief Scientific Officer, or John L. Flavin, our President. We do not currently have any key man life insurance policies. We have entered into employment agreements with members of our senior management team, but this does not ensure that we will retain their services for any period of time in the future. Our research and drug discovery programs also depend on our ability to attract and retain highly skilled chemists, biologists and preclinical and clinical personnel. We may not be able to attract or retain qualified scientific personnel in the future due to intense competition among biotechnology and pharmaceutical businesses, particularly in the Chicago area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our research and development objectives and our ability to meet the demands of our collaborators in a timely fashion.

Our business will expose us to potential product liability risks and there can be no assurance that we will be able to acquire and maintain sufficient insurance to provide adequate coverage against potential liabilities.

Our business will expose us to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. The use of our product candidates in clinical trials also exposes us to the possibility of product liability claims and possible adverse publicity. These risks will increase to the extent our product candidates receive regulatory approval and are commercialized. We do not currently have any product liability insurance, although we plan to obtain product liability insurance in connection with future clinical trials of our product candidates. There can be no assurance that we will be able to obtain or maintain any such insurance on acceptable terms. Moreover, our product liability insurance may not provide adequate coverage against potential liabilities. On occasion, juries have awarded large judgments in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us would decrease our cash reserves and could cause our stock price to fall significantly.

We face regulation and risks related to hazardous materials and environmental laws, violations of which may subject us to claims for damages or fines that could materially affect our business, financial condition and results of operations.

Our research and development activities involve the controlled use of hazardous materials and chemicals. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages or fines that result, and the liability could have a material adverse effect on our business, financial condition and results of operations. We are also subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. If we fail to comply with these laws and regulations or with the conditions attached to our operating licenses, the licenses could be revoked, and we could be subjected to criminal sanctions and substantial liability or be required to suspend or modify our operations. In addition, we may have to incur significant costs to comply with future environmental laws and regulations. We do not currently have a pollution and remediation insurance policy.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Our drug discovery and preclinical testing systems are highly technical and proprietary. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our drug discovery programs. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability as a result, our drug discovery programs may be adversely affected and the further development of our product candidates may be delayed. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties.

In September of 2003, we relocated our operations to our new Advanced Life Sciences Product Development Center in Woodridge, Illinois, which houses our corporate offices and chemistry and biology laboratories. The Product Development Center consists of approximately 15,000 square feet of laboratory and office space. We believe that our current facilities are adequate to meet our needs for the foreseeable future. Our facilities are leased and our current lease expires in September 2008. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3.                        Legal Proceedings.

None.

Item 4.                        Submissions of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On August 4, 2005, we sold 6,400,000 shares of our common stock as part of our initial public offering. In addition, through a concurrent offering, we issued Abbott Laboratories 600,000 shares of common stock in exchange for a $3.0 million reduction of a milestone payment under our license agreement. The Company’s Common Stock is listed on the Nasdaq National Market under the symbol ADLS. The following table provides the high and low sales prices as reported for the periods indicated.

	High	Low
Period from August 4, 2005 to September 30, 2005	$5.81	$4.61
Quarter ended December 31, 2005	$5.06	$3.00

As of March 13, 2006, there were approximately 44 shareholders of record of our common stock.

As of March 13, 2006, the 250,000 shares of Advanced Life Sciences, Inc.’s preferred stock was held by deCODE Genetics.

Dividends

We have neither declared nor paid dividends on our common stock or the preferred stock of our subsidiary, Advanced Life Sciences, Inc., since our inception and do not plan to pay dividends in the foreseeable future. Any determination in the future to pay cash dividends will depend on the Company’s financial condition, capital requirements, result of operations, contractual limitations and other factors deemed relevant by the Board of Directors. As of December 31, 2005, cumulative accrued undeclared dividends on our subsidiary’s  preferred stock totaled approximately $1.1 million.

Equity Compensation Plan Information

The following table sets forth information regarding all securities that could be issued through the exercise of stock options and warrants:

	Number of securities to be		Number of securites remaining available for
	issued upon exercise of	Weighted-average exercise	future issuance under equity compensation
	outstanding options,	price of outstanding options,	plans (excluding securities reflected in
Plan Category	warrants and rights	warrants and rights	column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	950,721	$5.54	1,031,012
Equity compensation plans not approved by security holders	—	—	—
Total	950,721	$5.54	1,031,012

Recent Sales of Unregistered Securities

The following list sets forth information regarding all securities sold by us since January 1, 2003:

(1)          On December 13, 2004, in connection with our recapitalization, we issued (i) 7,852,330 shares of common stock to Flavin Ventures, LLC at a purchase price of $1.46 per share, giving effect to unallocated contributions of capital made by Flavin Ventures, LLC; (ii) 1,588,000 shares of common stock to the Michael T. Flavin Revocable Trust, in exchange for 1,588,000 shares of common stock of Advanced Life Sciences, Inc., our current operating subsidiary and (iii) 41,685 shares of common stock to Karen Stec, in exchange for 41,685 shares of common stock of Advanced Life Sciences, Inc.

(2)          On December 13, 2004, in connection with and as consideration for our license of cethromycin and ABT-210 from Abbott Laboratories, we issued 1,122,569 shares of our common stock to Abbott Laboratories.

(3)          On December 13, 2004, we issued a warrant to purchase up to 14,887 shares of our common stock at an exercise price of $8.02 per share to Leaders Bank, in connection with entering our bank line of credit with Leaders Bank.

(4)          On February 8, 2005, we issued 151,534 shares of common stock to Flavin Ventures, LLC at a purchase price of $8.02 per share, giving effect to unallocated contributions of capital made by Flavin Ventures, LLC.

(5)          On February 8, 2005, we issued 70,284 shares of common stock to accredited investors at a purchase price of $8.02 per share.

(6)          Since the adoption of our 1999 and 2005 Stock Incentive Plans, we have granted options to purchase 1,048,158 shares of common stock to employees, directors and consultants at exercise prices ranging from $0.157 to $8.02 per share. Of the 1,048,158 options granted, 935,834 remain outstanding, 6,715 were terminated and 105,609 shares of common stock have been purchased pursuant to the exercises of stock options for the aggregate consideration of $21,424.

(7)          On March 3, 2006, we issued 10,233,464 shares of common stock to institutional investors for a purchase price of $3.53 per share and warrants to purchase an additional 5,116,732 shares of common stock for an exercise price of $3.81 per share.

The offers, sales, and issuances of the securities described in paragraphs 1, 2, 3, 4, 5 and 7 were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance of securities to the recipients did not involve a public offering. The offers, sales and issuances of the options and common stock described in paragraph 6 were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under such rule. The recipients of such options and common stock were our employees, directors or bona fide consultants and received the securities under our 1999 Stock Incentive Plan. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

Item 6.                        Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

						Period from
						Inception
						(January 1, 1999)
	Years ended December 31,					to
Statement of Operations Data:	2005	2004	2003	2002	2001	December 31, 2005
Revenue	$121,451	$319,780	$180,427	$496,207	$225,218	$2,202,201
Operating expenses
Research and development(1)	3,121,616	25,661,868	1,362,255	924,799	2,771,517	39,913,535
General and administrative	3,237,997	1,649,953	1,198,722	668,622	461,001	7,635,118
Loss from operations	(6,238,162)	(26,992,041)	(2,380,550)	(1,097,214)	(3,007,300)	(45,346,452)
Interest income	(272,216)	—	—	—	—	(272,216)
Interest expense	478,300	194,877	170,938	164,337	377,029	1,644,303
Net other (income) expense	206,084	194,877	170,938	164,337	377,029	1,372,087
Net loss	(6,444,246)	(27,186,918)	(2,551,488)	(1,261,551)	(3,384,329)	(46,718,539)
Less accumulating preferred dividends for the period	175,000	175,000	175,000	175,000	175,000	1,144,792
Net loss allocable to common shareholders	$(6,619,246)	$(27,361,918)	$(2,726,488)	$(1,436,551)	$(3,559,329)	$(47,863,331)
Basic and diluted loss per common share(3)	$(0.49)	$(13.27)	$(1.72)	$(0.90)	$(2.24)
Weighted average shares outstanding(3)	13,610,694	2,062,351	1,588,000	1,588,000	1,588,000

Consolidated Balance Sheet Data:	2005	2004	2003	2002	2001
Cash, Cash equivalents and investments	15,224,932	194,555	61,203	18,739	7,846
Total assets	16,021,910	1,015,932	255,127	146,917	160,467
Long-term debt, less current portion	5,905,634	2,027,279	2,000,000	2,000,000	2,000,000
Total liabilities(2)	7,726,173	19,289,733	2,661,806	2,339,836	2,252,835
Deficit accumulated during development stage	(46,718,539)	(40,274,293)	(13,087,375)	(10,535,887)	(9,274,336)
Total stockholders equity (deficit)	8,295,737	(18,273,801)	(2,406,679)	(2,192,919)	(2,092,368)

(1)          Amount for 2004 includes approximately $24.5 million of in-process research and development expense related to compounds licensed from Abbott Laboratories in December 2004. See Note 11 to the consolidated financial statements.

(2)          Amount for 2004 includes $14.0 million in payments due in 2005 under our license agreement with Abbott Laboratories executed in December 2004. See Note 11 to the consolidated financial statements.

(3)          Amounts for 2001 through 2004 have been restated to give effect to a 3.97-to-1 stock split authorized in June of 2005. See Note 1 to the consolidated financial statements.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those set forth under the section entitled “Risk Factors” and elsewhere in this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

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

None of our product candidates have been approved by the FDA or any comparable foreign agencies, and we have not generated any significant revenues to date. Our ability to generate revenues in the future will depend on our ability to meet development or regulatory milestones under any license agreements that trigger payments to us, to enter into new license agreements for other products or territories and to receive regulatory approvals for, and successfully commercialize, our product candidates either directly or through commercial partners.

Since our inception we have incurred net losses each year. Our net losses for the years ended December 31, 2005 and 2004 were $6.4 million and $27.2 million, respectively. As of December 31, 2005, we had an accumulated deficit of $46.7 million. Our operations to date have been funded principally through proceeds from our initial public offering (“the IPO”), debt and capital contributions made by our founder and controlling stockholder and borrowings under our bank line of credit.

We completed our IPO in August of this year, selling 6.5 million shares of our common stock at $5.00 per share, including the exercise of the underwriters over-allotment option. Cash proceeds from the offering totaled $28.7 million, net of underwriting commissions and offering costs. In addition, we completed a concurrent offering of 600,000 shares of our common stock at $5.00 per share with Abbott Laboratories, in exchange for a $3.0 million reduction of a $5.0 million milestone obligation. The remaining $2.0 million milestone obligation was subsequently paid October 2005.

We expect to significantly increase the rate of our research and development expenditures as we accelerate our development of cethromycin. Accordingly, our total expenses and net losses will similarly increase. If the clinical testing for our product candidates is delayed, we could incur increased development costs and a delay in our ability to generate revenues.

Since the completion of our offerings, we have manufactured cethromycin and purchased  comparator tablets to be used in Phase III clinical trials. Our Phase III trials will compare cethromycin with standard of care therapies for community acquired pneumonia in the U.S., Canada, Europe, Central and South America, Australia and New Zealand. The objective will be to establish statistical non-inferiority against comparators.  The trials will be designed to demonstrate a clinical cure rate non-inferiority endpoint using a 95% confidence interval. We expect to have data from these trials in the fourth quarter of 2006.

If cethromycin is approved for marketing by the FDA, we plan to sell cethromycin using a commercial partner to access the primary care physician market and to build and utilize a focused internal sales force that will market directly to early adopters such as, but not limited to, pulmonary medicine and infectious disease physicians.

Results of Operations

Fiscal year ended December 31, 2005 compared to the fiscal year ended December 31, 2004

Revenue and Income.   Total revenue and income decreased by 62% to $121,000 for the twelve months ended December 31, 2005 from $320,000 for the twelve months ended December 31, 2004. Revenue earned in 2005 was partly derived through our management agreement with Flavin Ventures wherein we provided management and administrative services to a series of companies jointly owned by Flavin Ventures. The decline in revenue is attributable to a reduction in management fees earned from our management agreement with Flavin Ventures. We were notified in December 2005 by Flavin Ventures that these management services would no longer be needed. As a result, we do not expect to derive any revenue from this agreement during 2006.

Management fee revenue derived from our 50/50 joint venture, Sarawak MediChem Pharmaceuticals (“SMP”), is recognized on a cash basis. Billed and unrecognized revenue was approximately $99,000 and $160,000 for the years ended December 31, 2005 and 2004, respectively. Cumulative billed and unpaid revenue totaled $615,000 for the year ended December 31, 2005.

Revenue derived through SBIR grants was $60,000 for the twelve months ended December 31, 2005 compared to $38,000 for the same period last year. We regularly submit grants to the National Institutes of Health and received approval for a Phase I grant in August 2005. We initiated work on this $100,000 grant in the fourth quarter of 2005 and expect that it will be completed during the first quarter of 2006.

Royalties from a related party were $0 and $10,000 for the years ended December 31, 2005 and 2004, respectively. Royalty revenue is derived through a license with deCODE genetics and is based upon deCODE’s sales of licensed technology.

Research and Development expense.   Total research and development expense decreased 88% to approximately $3.1 million for the twelve months ended December 31, 2005 from approximately $25.7 million for the twelve months ended December 31, 2004. The total expense realized in 2004 of $25.7 million includes an in-process research and development charge totaling approximately $24.5 million related to the license with Abbott Laboratories. Excluding this non-recurring expense, total research and development expenditures increased by approximately $1.9 million in 2005. Approximately $1.3 million of the costs incurred were for manufacturing of clinical supplies and the preparation for the clinical trial of cethromycin. Approximately $408,000 of the costs incurred related to bonuses paid to our management team and compensation expense related to stock options. The remainder of the increases, approximately $332,000, represents additional scientific headcount compensation costs.  A decrease of approximately $40,000 related to supplies, materials and other direct and indirect cost resulted from a shift in work related to our discovery portfolio to a concentration in the development of cethromycin. Of the total research and development expenses incurred during the twelve months ended December 31, 2005, approximately $1.9 million is related to our development of cethromycin. The remainder of our research and development expenditures in 2005, totaling approximately $1.2 million, was expended under our other earlier-stage development programs.

General and administrative expense.   General and administrative expense increased 96% to approximately $3.2 million for the year ended December 31, 2005 from $1.6 million for the year-ended December 31, 2004. Of the approximate $1.6 million increase in administrative expense, approximately $776,000 related to one-time bonus and stock option compensation charges paid in connection with the completion of our IPO. In addition, we incurred incremental payroll, benefit and payroll related costs of approximately $480,000 related to professional staff hired in 2005 primarily in our finance and investor relations functions.  The remainder of the 2005 increase, approximately $300,000, is attributable to incremental administrative and regulatory costs incurred as we operate as a public company.

Interest income.   Interest income totaled approximately $272,000 for the twelve months ended December 31, 2005 compared to $0 for the same period last year and was derived through investments made from our IPO proceeds.

Interest expense.   Interest expense increased $283,000 to $478,000 for the twelve months ended December 31, 2005 from $195,000 for the twelve months ended December 31, 2004 and resulted from $1.6 million of borrowings under our line of credit. Total borrowings under the line credit and our loan with Dr. Flavin were approximately $3.9 million and $2.8 million, respectively, as of December 31, 2005.

Fiscal year ended December 31, 2004 compared to fiscal year ended December 31, 2003

Revenue and Income.   Total revenue and income increased 77% to $320,000 in 2004 from $180,000 in 2003. Management fees, the largest component of revenue, increased 129% in 2004 to $272,000 from $119,000 in 2003. During 2004 we entered into a management agreement with Flavin Ventures, a company controlled by our founder and controlling stockholder, to provide administrative and management services to a series of companies jointly owned by Flavin Ventures.

Management revenue from our 50/50 joint venture, Sarawak MediChem Pharmaceuticals, is recorded on a cash basis and totaled $0 and $119,000 in 2004 and 2003, respectively. Billed and unrecognized management fee revenue totaled $160,000 and $185,000 for the years ended December 31, 2004 and 2003, respectively.

Grant revenue decreased by 38% in 2004 to $38,000 from $62,000 in 2003, resulting from the completed funding of a Small Business Innovation Research (SBIR) grant. We regularly submit grant applications to the National Institutes of Health. SBIR grants have a budget of $100,000 and last between six months and one year. Royalties from a related party were $10,000 in 2004 compared to $0 in 2003. Royalty revenue is derived through a license with deCODE genetics and is based upon deCODE’s sales of licensed technology.

Research and development expense.   Research and development expenses increased $24.3 million from $1.4 million in 2003 to $25.7 million in 2004. Approximately $24.5 million of the 2004 expense incurred relates to our purchase of in-process research and development for cethromycin from Abbott Laboratories. Cethromycin-related expenses recognized in 2004 represent $1.5 million of payments and $9.0 million of our common stock issued to Abbott by December 31, 2004 and $14 million in payments that were due in 2005 under the terms of the contract. The remainder of our research and development expenditures in 2004, totaling approximately $1.2 million, was expended under a variety of early-stage discovery programs.

Selling, general and administrative expense.   General and administrative expenses increased 38% to $1.6 million in 2004 from $1.2 million in 2003. The increase in general and administrative expenses was the result of higher legal, audit and travel expenses associated with our financing activities and increased business development efforts in connection with the negotiation and conclusion of our license agreement with Abbott Laboratories. General and administrative expense consists primarily of compensation for employees in executive and operational functions, facilities costs and professional fees for accounting and legal services.

Interest expense—net.   Interest expense—net increased 14% to $195,000 in 2004 from $171,000 in 2003. The increase in interest expense is attributable to the $3.0 million note issued to Leaders Bank in December of 2004, which bears interest at the prime rate plus 0.75% per annum. In connection with this note, we issued warrants to purchase 14,887 shares of our common shares at a price of $8.02 per share. These warrants were determined to have a fair value at the time of issuance of approximately $12,000, which is being amortized ratably over the two-year life of the note. Approximately $185,000 and $171,000 of interest expense incurred in 2004 and 2003, respectively, related to the $2.0 million loan that

Dr. Michael T. Flavin provided to us in September 2001. The loan accrues interest at the rate of 7.75% per year, compounded annually. The loan is due and payable in December 2007.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development and general and administrative expenses. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $46.7 million and $40.3 million as of December 31, 2005 and December 31, 2004, respectively, and we expect to incur significant and increasing operating losses for the foreseeable future. Our working capital as of December 31, 2005 amounted to $15.2 million. Cash, cash equivalents and investments was $15.2 million as of December 31, 2005. Since our inception in 1999 to August 2005, we financed our operations primarily through debt and capital contributions from our founder and controlling stockholder and borrowings under our bank line of credit. In August 2005 we completed our initial public offering in which we raised $28.7 million, net of underwriters discount and offering costs.

In September 2001, Dr. Michael T. Flavin made a $2.0 million loan to us. The loan accrues interest at the rate of 7.75%, compounded annually, and is due and payable in December, 2007.  The balance of Dr. Flavin’s loan was approximately $2.8 million as of December 31, 2005.

In December 2004, we entered into a $3.0 million line of credit with a local financial institution. Interest is based upon the prime rate plus 0.75% and is payable monthly. The principal balance is due on December 31, 2007. The line of credit is secured by substantially all of our assets and is guaranteed by Flavin Ventures, Dr. Flavin and his wife and John L. Flavin. Flavin Ventures secured its guaranty by issuing a mortgage on our principal facilities and pledging the shares it owns in us. In May 2005, we increased our line of credit to $4.0 million. In connection with this increase, Dr. Flavin entered into a subordination agreement with the bank under which he agreed to subordinate his loan to us to the line of credit.

During the twelve months ended December 31, 2005, cash used in operating activities totaled $16.3 million, primarily due to $11.0 million in payments made to Abbott under our license agreement, $4.7 million for general operations and $500,000 for directors and officers insurance. Cash used in investing activities was $10.6 million and $91,000 during the twelve months ended December 31, 2005 and 2004, respectively.  Cash provided from financing activities totaled approximately $31.4 million during the twelve months ended December 31, 2005 and consisted of $29.3 million related to the sale of our common stock, $1.6 million drawn from our line of credit and a $500,000 grant from the State of Illinois.

In March 2006, we raised approximately $33.6 million, net of underwriting discounts, from the private placement of common stock to institutional investors.

Contractual Obligations

As of December 31, 2005, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of research, development and license agreements including the potential product based milestones which could be due to Abbott, are as follows:

	Payments Due by December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt	$—	$5,915,000	$—	$—	$—	$—	$5,915,000
Interest	313,200	1,523,979	—	—	—	—	1,837,179
Abbott license payments	—	10,000,000	30,000,000	—	—	—	40,000,000
Cethromycin development costs	2,165,000	51,000	8,000	—	—	—	2,224,000
Operating leases	225,759	234,789	160,645	—	—	—	621,193
Capital leases	17,421	14,110	—	—	—	—	31,531
Total	$2,721,380	$17,738,878	$30,168,645	$—	$—	$—	$50,628,903

Under our license agreement with Abbott Laboratories, we paid $11.0 million to Abbott in the twelve months ended December 31, 2005. We will also owe Abbott $10.0 million if we submit an NDA for cethromycin and $30.0 million if and when the FDA approves the NDA, which we estimate will occur in 2007 and 2008, respectively. Thereafter, we would owe Abbott an additional $2.5 million upon reaching $200 million in aggregate net sales of cethromycin and $5.0 million upon reaching $400 million in aggregate net sales. The periods in which milestone obligations become payable are only estimates due to uncertainties in the regulatory approval process.

Our long-term commitments under operating leases shown above consist of payments relating to our facility lease in Woodridge, Illinois, which expires in September of 2008.

In February of 2006 we executed contracts totaling approximately $790,000 related to our Phase III pivotal clinical trials for cethromycin. Of this amount, $600,000 represents an authority to proceed with initial project administration efforts related to the clinical trial. The remaining contracts, totaling approximately $190,000, relate to the manufacture and analysis of clinical supplies for the trials. Payments due under these contracts occur primarily over the next twelve months.

In addition to the authority to proceed issued to our clinical trial provider in February, we expect to execute contracts in the second quarter totaling approximately $18.4 million related to the development of cethromycin. Of this amount, approximately $17.4 million represents the costs we will incur to complete the Phase III pivotal clinical trials. The remainder, approximately $980,000, relates to cardiac safety studies and clinical laboratory support for the trials. Payments due under these contracts will occur over the next twenty-four months.

To fund these contracts and our existing development commitments, indebtedness and general operating expenses we completed a private placement of 10,233,464 shares of our common stock at price of $3.53 per share in March of 2006. Proceeds from the offering, net of underwriters discount, were approximately $33.6 million. Under the terms of the transaction, 5,116,732 warrants to purchase our common stock were issued at an exercise price of $3.81 per warrant. We believe that our cash on hand at December 31, 2005 together with the proceeds from our private placement offering will be sufficient to fund our cash requirements at least through the completion of our Phase III clinical trials of Cethromycin under the current protocol.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•       progress in our clinical development programs, as well as the magnitude of these programs;

•       the timing, receipt and amount of milestone and other payments, if any, from present and future collaborators;

•       our ability to establish and maintain additional collaborative arrangements;

•       the resources, time and costs required to successfully initiate and complete our preclinical and clinical trials, obtain regulatory approvals, protect our intellectual property and obtain and maintain licenses to third-party intellectual property;

•       the cost of preparing, filing, prosecuting, maintaining and enforcing patent claims; and

•       the timing, receipt and amount of sales and royalties, if any, from our potential products.

If, at any time, our prospects for financing our clinical development programs are limited, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding.

Calanolide A Joint Venture

Our Calanolide A product candidate is held by our 50/50 joint venture with the Sarawak government. To date, the Sarawak Government has funded substantially all of the joint venture’s activities through a $9 million equity investment and $12 million in loans. According to the terms of the debt instruments, $12 million of this debt is past due. We are currently in discussions with the Sarawak Government to restructure and extend the joint venture’s debt and determine the source of financing for the next stage of clinical trials for Calanolide A. We do not intend to expend any meaningful funds advancing the development of Calanolide A until we restructure the joint venture’s debt and reach a satisfactory agreement with the the Sarawak Government to amend our joint venture relationship and establish our respective obligations regarding future funding.

Our joint venture could be subject to termination if we are unable to successfully negotiate a restructuring with the Sarawak Government. Under our joint venture agreement, upon termination any liabilities of the joint venture will be settled by the parties equally and all patents or licenses of the joint venture would be reassigned back to us. We believe that this equal settlement of liabilities provision was intended to recognize the 50/50 equity ownership relationship and does not constitute our guaranty of the joint venture’s indebtedness to the Sarawak Government. Consequently, if the joint venture is terminated, the joint venture partners would work together to monetize the joint venture’s assets for the purpose of satisfying its liabilities. In the event the joint venture’s assets are insufficient to settle its liabilities, we do not believe that the equal settlement of liabilities provision obligates us to contribute funds to the joint venture.

Off-Balance Sheet Arrangements

Under the definition contained in Item 303 (a)(4)(ii) of Regulation S-K, we do not have any off-balance sheet arrangements, except for our joint venture with the Sarawak Government.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included in this annual report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

In-Process Research and Development

We recognize in-process research and development in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method and the  AICPA Technical Practice Aid, Assets Acquired in a Business Combination to be used in Research and Development Activities:  A Focus on Software, Electronic Devices, and Pharmaceutical  Industries. Assets to be used in research and development activities, specifically, compounds that have yet to receive new drug approval from the FDA and would have no alternative use should approval not be given, are immediately charged to income when acquired.

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

Research and Development

Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of the Company’s proprietary product portfolio. All such costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. The Company estimates both the total cost and time period of the trials and the percent completed as of that accounting date.  The Company believes that the estimates made as of December 31, 2005 are reflective of the actual expenses incurred as of that date.

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

Stock-based Compensation

Effective January 2004, we adopted the fair value method as contained in Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. Effective December 2004, we adopted SFAS No. 123(R) Share-Based Payment. As prescribed in SFAS No. 123(R) we elected to use the ‘‘prospective method.’’ The prospective method requires expense to be recognized for all awards granted, modified or settled in the year of adoption. Historically, we applied the intrinsic method as provided in Accounting Principles Board Opinion No. 25 ‘‘Accounting for Stock Issued to Employees’’ and related interpretations and accordingly, no compensation cost had been recognized for stock options issued to employees in prior years. As a result of adopting the fair value method for stock compensation, all future awards will be expensed over the stock options vesting period. We utilized the Black-Scholes option pricing model to estimate the fair value of options granted in 2004. The adoption did not have a significant effect in 2004.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8.                        Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advanced Life Sciences Holdings, Inc

We have audited the accompanying consolidated balance sheets of Advanced Life Sciences Holdings, Inc. (a Delaware corporation in the development stage) and its subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and for the period from January 1, 1999 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advanced Life Sciences Holdings, Inc. and its subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, and for the period from January 1, 1999 (inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The Company is in development stage at December 31, 2005. As discussed in Note 1 to the consolidated financial statements, the Company’s principal business activity is to conduct new drug research and development and has not yet derived significant revenues from its principal business activity.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 14, 2006

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	Year ended December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$4,749,932	$194,555
Investments - available for sale	10,475,000	—
Accounts receivable - related party	6,160	24,868
Clinical trials supplies	—	533,333
Prepaid insurance	362,241	—
Prepaid expenses and other	118,263	25,806
Total current assets	15,711,596	778,562
FURNITURE AND EQUIPMENT:
Furniture and fixtures	147,275	139,005
Laboratory equipment	142,928	142,928
Computer equipment	111,884	79,146
Leasehold improvements	40,646	40,646
Construction in-progress	75,887	—
Total furniture and equipment—at cost	518,620	401,725
Less accumulated depreciation	(267,372)	(180,807)
Furniture and equipment—net	251,248	220,918
OTHER LONG-TERM ASSETS:
Deferred financing costs	53,004	15,000
Other assets	6,062	1,452
Total other long-term assets	59,066	16,452
TOTAL ASSETS	$16,021,910	$1,015,932
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$294,816	$255,880
Accrued expenses	240,761	185,348
Accrued interest payable	5,334	4,319
Licenses payable	—	14,000,000
Notes payable, net of $11,766 debt discount	—	2,238,234
Short-term lease payable	14,114	12,070
Total current liabilities	555,025	16,695,851
Long-term lease payable	13,166	27,279
Accrued interest payable - related party	765,514	566,603
Grant payable	500,000	—
Notes payable - net of $22,532 debt discount	3,892,468	—
Notes payable - related party	2,000,000	2,000,000
Total liabilities	7,726,173	19,289,733
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value—December 31, 2005: 60,000,000 shares authorized; 17,990,322 issued and outstanding; December 31, 2004: 10,604,584 shares issued and outstanding;	179,903	106,046
Series A preferred stock of Advanced Life Sciences Inc., no par value—250,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	54,834,373	21,894,446
Deficit accumulated during the development stage	(46,718,539)	(40,274,293)
Total stockholders’ equity (deficit)	8,295,737	(18,273,801)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,021,910	$1,015,932

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,			Period From Inception (January 1, 1999) Through
	2005	2004	2003	December 31, 2005
Revenue and Other Income:
Management fees	$61,239	$271,644	$118,563	$1,161,180
Grant	60,212	38,136	61,864	995,783
Royalty—related party	—	10,000	—	45,238
Total revenue and other income	121,451	319,780	180,427	2,202,201
Expenses:
Research and development	3,121,616	25,661,868	1,362,255	31,933,236
Contracted research and development— related party	—	—	—	7,980,299
Selling, general and administrative	3,237,997	1,649,953	1,198,722	7,635,118
Total expenses	6,359,613	27,311,821	2,560,977	47,548,653
Loss from operations	(6,238,162)	(26,992,041)	(2,380,550)	(45,346,452)
Interest income	(272,216)	—	—	(272,216)
Interest expense	478,300	194,877	170,938	1,644,303
Net other (income) expense	206,084	194,877	170,938	1,372,087
Net loss	(6,444,246)	(27,186,918)	(2,551,488)	(46,718,539)
Less accumulated preferred dividends for the period	175,000	175,000	175,000	1,144,792
Net loss available to common shareholders	$(6,619,246)	$(27,361,918)	$(2,726,488)	$(47,863,331)
Basic net loss per share available to common shareholders	$(0.49)	$(13.27)	$(1.72)
Weighted average number common shares outstanding - basic and diluted	13,610,694	2,062,351	1,588,000

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1999) THROUGH December 31, 2005

	Common Stock		Preferred Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
BALANCE—January 1, 1999 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock in exchange for contributed intellectual property in January 1999	1,588,000	—	—	—	—	—	—
Exchange of shares under recapitalization and spin-off from MediChem Life Sciences, Inc. in June 1999, at historical cost	(1,588,000)	—	250,000	—	—	—	—
Issuance of common stock in June 1999, at $0.157 per share	1,588,000	250,000	—	—	—	—	250,000
Compensation expense related to stock options since inception	—	—	—	—	15,097	—	15,097
Conversion of loans to stockholder into equity, August 2001	—	—	—	—	5,751,753	—	5,751,753
Capital contributions	—	—	—	—	1,165,118	—	1,165,118
Net loss since inception	—	—	—	—	—	(9,274,336)	(9,274,336)
BALANCE—December 31, 2001	1,588,000	250,000	250,000	—	6,931,968	(9,274,336)	(2,092,368)
Capital contributions	—	—	—	—	1,161,000	—	1,161,000
Net loss	—	—	—	—	—	(1,261,551)	(1,261,551)
BALANCE—December 31, 2002	1,588,000	250,000	250,000	—	8,092,968	(10,535,887)	(2,192,919)
Capital contributions	—	—	—	—	2,337,728	—	2,337,728
Net loss	—	—	—	—	—	(2,551,488)	(2,551,488)
BALANCE—December 31, 2003	1,588,000	250,000	250,000	—	10,430,696	(13,087,375)	(2,406,679)
Issuance of common stock at $0.157 per share	41,685	6,563	—	—	—	—	6,563
Compensation expense related to stock options	—	—	—	—	5,604	—	5,604
Exchange of shares under recapitalization	(1,629,685)	(256,563)	—	—	—	—	(256,563)
Issuance of shares under recapitalization	9,482,015	94,820	—	—	161,743	—	256,563
Capital contributions	—	—	—	—	2,295,731	—	2,295,731
Issuance of 14,887 warrants	—	—	—	—	11,898	—	11,898
Issuance of common stock in exchange for licenses	1,122,569	11,226	—	—	8,988,774	—	9,000,000
Net loss	—	—	—	—	—	(27,186,918)	(27,186,918)
BALANCE—December 31, 2004	10,604,584	106,046	250,000	—	21,894,446	(40,274,293)	(18,273,801)
Issuance of common stock, net of offering costs	6,721,814	67,218	—	—	29,210,558	—	29,277,776
Issuance of stock related to option exercises	63,924	639	—	—	14,240	—	14,879
Compensation expense related to stock options	—	—	—	—	696,204	—	696,204
Issuance of common stock in exchange for reduction of milestones payable	600,000	6,000	—	—	3,000,000	—	3,006,000
Modification of 14,887 warrants	—	—	—	—	18,925	—	18,925
Net loss	—	—	—	—	—	(6,444,246)	(6,444,246)
BALANCE—December 31, 2005	17,990,322	179,903	250,000	—	54,834,373	(46,718,539)	8,295,737

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,			Period From Inception (January 1, 1999) Through
	2005	2004	2003	December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,444,246)	$(27,186,918)	$(2,551,488)	$(46,718,539)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	86,565	68,334	49,620	284,905
Non-cash interest expense	25,155	132	—	25,287
Amortization of deferred compensation	696,204	5,604	—	716,905
Non-cash research and development	—	24,466,667	—	24,466,667
Settlement of milestone payment	6,000	—	—	6,000
Loss on disposal	—	—	11,533	11,533
Changes in operating assets and liabilities:
Clinical supplies	533,333	—	—	533,333
Accounts receivable	18,708	(24,868)	—	(6,160)
Prepaid expenses	(454,698)	4,027	(29,833)	(480,504)
Other assets	(4,610)	5,602	8,343	(6,062)
Accounts payable	9,693	45,309	149,131	265,573
Accrued expenses	55,413	111,797	1,822	240,761
Licenses payable	(11,000,000)	—	—	(11,000,000)
Accrued interest on debt	199,926	193,239	171,017	1,348,911
Net cash flows used in operating activities	(16,272,557)	(2,311,075)	(2,189,855)	(30,311,390)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(87,652)	(90,777)	(105,409)	(383,885)
Proceeds from the sales of securities	16,750,000	—	—	16,750,000
Purchase of securities	(27,225,000)	—	—	(27,225,000)
Net cash flows used in investing activities	(10,562,652)	(90,777)	(105,409)	(10,858,885)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	29,277,776	2,295,731	2,337,728	36,487,351
Proceeds from issuance of notes payable	1,610,000	235,000	—	9,018,691
Proceeds from grants	500,000	—	—	500,000
Proceeds from stock options exercised	14,879	6,563	—	21,442
Payments on capital leases	(12,069)	(2,090)	—	(107,277)
Net cash flows provided by financing activities	31,390,586	2,535,204	2,337,728	45,920,207
NET INCREASE IN CASH	4,555,377	133,352	42,464	4,749,932
CASH—Beginning of period	194,555	61,203	18,739	—
CASH—End of period	$4,749,932	$194,555	$61,203	$4,749,932
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$247,341	$1,511	$3,958	$263,572
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Noncash investment activity—purchases of fixed assets under capital leases	$—	$41,438	$—	$134,556
Capital expenses included in accounts payable	29,243	—	—	29,243
Noncash financing activity—issuance of common stock for licenses	—	9,000,000	—	9,000,000
Issuance of common shares for reduction of milestone payment	3,000,000	—	—	3,000,000
Debt discount	18,925	11,898	—	30,823
Deferred financing costs	$15,000	$15,000	$—	$30,000

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.   Nature of Business

On January 1, 1999, MediChem Life Sciences, Inc. (“MediChem”) contributed all of the net assets of its proprietary drug development business, including MediChem’s 50% interest in Sarawak MediChem Pharmaceuticals, Inc. (“SMP”) to a wholly-owned subsidiary, Advanced Life Sciences, Inc. (“ALS Inc.”) in exchange for 1,588,000 shares of common stock.

In June 1999, MediChem exchanged its investment in 100% of the outstanding common stock of ALS Inc. for nonvoting preferred stock issued by ALS Inc. affecting a spin-off of ALS Inc.

Prior to the spin-off, Dr. Michael Flavin, the sole stockholder, owned 100% of MediChem and ALS Inc., then a wholly-owned subsidiary of MediChem. As a result of the spin-off, Dr. Flavin became the sole common stockholder of ALS Inc. MediChem holds 100% of the preferred stock of ALS Inc., which was issued in exchange for common stock held at the June 1999 spin-off.

In August 2001, ALS Inc. formed a general partnership, Advanced Life Sciences General Partnership (“ALS GP”), with Dr. Flavin, ALS Inc.’s chief executive officer. ALS Inc. contributed all of its assets and liabilities to ALS GP, with the exception of debt due to Dr. Flavin. In 2002, Dr. Flavin transferred his interest in ALS GP to Flavin Ventures, LLC (“Flavin Ventures”), which he controls. ALS Ventures is not included in the consolidated financial statements of Advanced Life Sciences Holdings, Inc. (“the Company”).

In March of 2002, MediChem was acquired by deCODE genetics, Inc. (“deCODE”). As a result of the merger, Dr. Flavin’s ownership in the merged entity was reduced to a noncontrolling interest with Dr. Flavin holding approximately 1% of the common shares of deCODE genetics, Inc. After the merger was complete, Dr. Flavin resigned his position as chief executive officer of MediChem to focus on his role as chief executive officer of ALS Inc.

In December 2004, ALS Inc. executed a plan of reorganization. The Company, a Delaware corporation, was formed with Dr. Flavin as its chief executive officer. Common shareholders of ALS, Inc. exchanged their 1,629,685 common shares for 1,629,685 common stock of the Company. Under the terms of the reorganization, Flavin Ventures exchanged their 40% ownership of ALS GP for 7,852,330 shares of the Company’s common stock. After the exchange was completed, ALS GP was dissolved, its assets and liabilities assumed by ALS Inc.

In December 2004, according to the plan of reorganization, ALS Ventures, LLC (“Ventures”), a Delaware Limited Liability Company was formed. After its formation, Dr. Flavin and Flavin Ventures simultaneously contributed all of their common shares, 1,588,000 and 7,852,330, respectively, to Ventures.

In April 2005, the Board of Directors of the Company (“the Board”) authorized the Company to file a registration statement with the Securities and Exchange Commission (“the SEC”) covering the proposed sale by the Company of its common stock to the public. In June 2005, the Board approved the amendment and restatement of the Company’s Articles of Incorporation to provide for an increase in the number of authorized shares of common stock and preferred stock to 60,000,000 shares and 5,000,000 shares, respectively, and a 3.97-for-1 stock split of the Company’s common stock. All references in the consolidated financial statements to shares of common stock, common stock options, common stock prices and per share of common stock amounts have been adjusted retroactively for all periods presented to

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company) (Continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1.   Nature of Business (Continued)

reflect this stock split. In August 2005, the Company completed the initial public offering of its common stock in which the Company sold 6,400,000 shares of common stock to the public at $5.00 per share, resulting in gross proceeds of $32.0 million. The Company also completed a concurrent offering of 600,000 shares to an existing stockholder in exchange for a $3.0 million reduction of a milestone payment obligation under its license agreement with the stockholder. In September 2005, the Company’s underwriters exercised their option to purchase 100,000 shares to cover over-allotments resulting in additional gross proceeds of $500,000. In connection with these offerings, the Company paid approximately $2.3 million in underwriting discounts and incurred other offering expenses of approximately $1.5 million. The net cash proceeds from the offerings were approximately $28.7 million.

In March 2006, the Company raised approximately $33.6 million, net of underwriting discounts, in connection with the issuance of 10,233,464 shares of its common stock and warrants to purchase an additional 5,116,732 shares of its common stock at an exercise price of $3.81 per share.

The Company’s principal business activity is to conduct new drug research and development in the fields of infectious disease, oncology and inflammation. Since inception, the Company has devoted substantially all of its efforts to activities such as financial planning, capital raising and product development, and has not derived significant revenues from its primary business activity. Accordingly, the Company is in the development stage, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

Business and Credit Risks—The Company is subject to risks and uncertainties common to drug discovery companies, including technological change, potential infringement on intellectual property of third parties, new product development, regulatory approval and market acceptance of its products, activities of competitors and its limited operating history.

The Company has incurred losses since its incorporation in January 1999, and, prior to its incorporation, its business activities as a segment of MediChem incurred losses. The Company has funded its operations to date primarily from debt financings and capital contributions from its controlling stockholder, and in 2005, from the proceeds of the IPO. The Company will not be generating revenues or realizing cash flows from operations in the near term, and will require additional equity or debt financing to meet working capital needs, to fund operating losses associated with research and development and to fund clinical trials. In order to address our working capital shortfall we intend to raise additional financing during 2006 through the issuance of equity securities (see Note 14). Beyond the expected requirement for additional capital in 2006, we expect that we will need to raise additional capital or incur additional indebtedness to continue to fund our operations for a longer period. Although management believes the Company could obtain such financing, there can be no assurances that such financing will be available in the future at terms acceptable to the Company, if at all. If we cannot raise additional funds, we may be required to reduce our capital expenditures, scale back product development or programs, reduce our workforce and license to others products or technologies that we may otherwise be able to commercialize. To the extent we raise additional capital by issuing equity securities, our stockholders could experience substantial dilution. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company) (Continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

2.   Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary ALS Inc. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Investments—The Company has marketable debt and equity securities which are classified as available-for-sale, the fair value of which is determined using currently available market prices. The Company reviews the carrying value of investments each quarter to determine whether an other than temporary decline in market value exists. If such a decline is deemed to have occured, the investment is written-down with a charge to other income (expense), net. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of stockholders’ equity in accumulated other comprehensive loss. Marketable securities available for current operations are classified in the balance sheet as current assets; marketable securities held for long-term purposes are classified as noncurrent assets. Interest income and realized gains and losses on securities are included in “Interest income” in the statements of operations. At December 31, 2005, the Company’s investments consist of auction rate debt securities. As of December 31, 2005 no unrealized holding gains or losses were recognized in the statements of operations and stockholders equity.

Furniture and Equipment—Furniture and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of three to five years. Assets under capital leases were recorded at the present value of the minimum lease payments and are amortized over the shorter of their estimated useful lives or the term of the respective leases using the straight-line method. Maintenance and repair costs are expensed as incurred. Fixed assets capitalized under the capital lease amounted to $41,000 as of December 31, 2005 and 2004, net of accumulated depreciation of $16,000 and $2,300, as of December 31, 2005 and 2004, respectively.

Research and Development Expenses—Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of the Company’s proprietary product portfolio. All such costs are expensed as incurred including in-process research and development. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. The Company estimates both the total cost and time period of the trials and the percent completed as of that accounting date. The Company believes that the estimates made as of December 31, 2005 are reflective of the actual expenses incurred as of that date.

Clinical Supplies—Clinical supplies consist of clinical trial raw material purchased from Abbott Laboratories and is valued at the lower of cost or market. Such supplies were expensed to research and development expense as manufactured into tablets for use in clinical trials.

Revenue Recognition—Small Business Innovation Research grant revenue is recorded as expenses are incurred and services performed in accordance with the terms of the grant agreements. Royalty revenue is earned from a license of the Company’s chemical process technology. Under the license, revenue is earned based upon a percentage of reported net sales from a subsidiary of deCODE, for services that incorporate

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company) (Continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

2.   Summary of Significant Accounting Policies (Continued)

the licensed technology (see Note 4). Revenue earned through our management agreement with Flavin Ventures is recorded as expenses are incurred and services performed. Management fees, which are generated from a shared services agreement with SMP, are recognized on the cash basis as the collectibility of such fees is not reasonably assured.

Fair Value of Financial Instruments—The carrying amount of the Company’s financial instruments, which include cash equivalents, investments, accounts payable, accrued expenses and long-term obligations, approximate their fair values.

Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has determined that the deferred tax asset does not meet the “more likely than not” criteria under SFAS No. 109, Accounting for Income Taxes, and, accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

Milestone and Intellectual Property Costs—Milestone and intellectual property costs consist of milestone payments made for agreed-upon achievements in the course development of the compounds the Company licenses. Milestone payments are expensed when the milestone is achieved.

Stock-Based Compensation—In December 2004, the FASB issued Statement 123(R) that will require compensation cost related to share-based payment transactions to be recognized in the financial statements. Compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation expense will be recognized over the period that an employee provides service in exchange for the award.

Effective January 2004, the Company adopted the fair value method as contained in Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. Effective December 2004, the Company adopted SFAS No. 123(R) Share-Based Payment. As prescribed in SFAS No. 123(R) the Company elected to use the ‘‘prospective method.’’ The prospective method requires expense to be recognized for all awards granted, modified or settled in the year of adoption. Historically, the Company applied the intrinsic method as provided in Accounting Principles Board Opinion No. 25 ‘‘Accounting for Stock Issued to Employees’’ and related interpretations and accordingly, no compensation cost had been recognized for stock options issued to employees in prior years. As a result of adopting the fair value method for stock compensation, all future awards will be expensed over the stock options vesting period. The Company utilized the Black-Scholes option pricing model to estimate the fair value of options.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company) (Continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

2.   Summary of Significant Accounting Policies (Continued)

The following illustrates the pro forma effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all awards unvested in each period:

	Pro Forma
	2005	2004	2003
Net Income as reported	$(6,619,246)	$(27,361,918)	$(2,726,488)
Stock-based employee compensation:
Less fair value-based expense	—	—	16,750
Pro Forma net loss	(6,619,246)	(27,361,918)	(2,743,238)
Loss per share:
Basic—as reported	(0.49)	(13.27)	(1.72)
Basic—pro forma	$(0.49)	$(13.27)	$(1.73)

Disclosure Amount Segments of an Enterprise—Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one segment.

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

3.   Joint Venture

Sarawak MediChem Pharmaceuticals (“SMP”) is a joint venture between the State Government of Sarawak, Malaysia (“Sarawak Government”) and the Company. Sarawak, through Craun Sdn Bhd, and ALS Inc. each maintain a 50% share in SMP.

Under the joint venture agreement (the “Agreement”), Sarawak Government has contributed $9.0 million to SMP through stock subscription payments based on the attainment of certain milestone achievements outlined in the Agreement. The Company has contributed certain intellectual property and has committed to make scientists available to undertake the research and clinical trials, to train scientists nominated by the Sarawak Government and to permit such scientists to participate in the clinical trials, manufacture, marketing and distribution of any commercial product resulting from the research and development effort. Additionally, the Sarawak Government has provided long-term loans to SMP of $12.0 million through December 31, 2005. Additionally, the Sarawak Government provided approximately $22,000 in short-term loans during 2005 that was used for patent protection and clinical trial insurance expenses. Accrued interest on such loans was approximately $6.0 million and $4.7 million as of December 31, 2005 and 2004, respectively.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company) (Continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

3.   Joint Venture (Continued)

The Company accounts for its investment in SMP under the modified equity method of accounting, which provides that the Company record its proportional share of earnings once the accumulated deficit incurred by SMP has been recovered. Accordingly, as of December 31, 2005 and 2004, the Company’s investment in SMP had a carrying value of zero.

According to the terms of the loan agreement with the Sarawak Government, $12.0 million of SMP’s debt is past due. As a result of this default in payment by SMP, the Sarawak Government has the option under the loan agreement to take over the control and management of the Calanolide A project or the affairs of the joint venture until such time as the loan is repaid in full. To date, the Sarawak Government has not pursued collection of this debt or sought to control or manage the Calanolide A project. In July 2005, the Sarawak Government exercised certain of its contractual rights by notifying SMP of its intention to appoint its representative as an officer of SMP for purposes of assuming control of the affairs and management of SMP effective immediately. In December 2005, the Sarawak Government nominated and the Board of Directors of SMP approved the appointment of Mr. Jumastapha bin Lamat as the controlling officer of SMP. Since that time we have been transitioning access to the joint venture’s accounting, financial and corporate records to representatives of Mr. Lamat. The Sarawak Government also expressly reserved all contractual and legal remedies available in light of the default and indicated its intent to fully exercise its rights as a creditor of the joint venture. Ultimately, the Company believes that in order for the joint venture to continue, the terms of the debt must be amended to extend its maturity to a date after commercialization of Calanolide A.

The Company previously commenced discussions with the Sarawak Government to restructure and extend the $12.0 million debt and determine the source of financing for Phase IIa clinical trials of Calanolide A. The Company does not intend to expend any meaningful funds advancing the development of Calanolide A unless and until the joint venture’s debt is restructured and the Company reaches a satisfactory agreement with the Sarawak Government to amend the joint venture relationship and establish the parties’ respective obligations regarding the future funding of the next phase of developing Calanolide A. As a result, the Company is unable to predict when, or if at all, the Company will proceed with its plans to commence Phase IIa clinical trials for Calanolide A.

If the Company is able to restructure our joint venture relationship and determine to proceed with the Phase IIa clinical trial for Calanolide A, upon completion of this trial the Company will evaluate its strategic alternatives for the joint venture relationship and the future advancement of Calanolide A. The Company may determine to continue the program through our joint venture, independently or under a new joint venture arrangement. It is also possible that the Company will elect to transfer our rights in the compound to our current joint venture partner or an independent third party. Factors that the Company will consider in making this decision include the success of the Phase IIa clinical trial, the relative financial obligations of the Company and our joint venture partner and the Company’s capabilities at such time to continue development independently.

The term of the joint venture agreement continues indefinitely unless terminated by the written agreement of both parties not to proceed further with the development of Calanolide A. In the event only one of the parties wishes to discontinue development of Calanolide A, the other party has the right, but

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company) (Continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

3.   Joint Venture (Continued)

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

A summary of financial information for SMP as of December 31, 2005 and 2004, and for the years then ended follows:

	2005	2004
	(Unaudited)
Balance sheet information:
Total assets	$10,454	$11,006
Total liabilities	19,384,497	17,822,053
Accumulated deficit	(28,496,820)	(26,933,824)
Stockholders’ deficit	(19,374,043)	(17,811,047)
Results of operations information—net loss	$(1,562,996)	$(1,577,174)

4.   Related Party Transactions

Subsequent to the spin-off from MediChem in June 1999, the Company and MediChem entered into a master laboratory services agreement under which the Company is provided services. The Company incurred costs of $0 for these services in 2005 and 2004 which are recorded as contracted research and development expenses in the accompanying consolidated statements of operations.

The Company did not make any payments in 2005 and 2004 to MediChem for its achievement of certain milestones in accordance with the terms of research contracts between MediChem and the Company. From inception, the Company has paid $2.4 million in milestone payments to MediChem. In addition, the Company paid MediChem $400,000 for the purchase of a patent in 1999. These expenses are recorded as research and development expenses in the accompanying consolidated statements of operations.

In March 2002, the existing license agreements between the Company and MediChem were renegotiated at the time of MediChem’s merger with deCODE. All of the terms and obligations under the previous licenses were terminated, and a new agreement was formed between the Company and deCODE/MediChem. Under the new agreement, the Company assigned and relinquished all of its rights,

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company) (Continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

4.   Related Party Transactions (Continued)

title and interest in certain patented technologies in exchange for a 50% royalty on any and all income received by deCODE/MediChem resulting from the licensing, cross licensing or sale to a third party of the patented technologies. In 2005, 2004 and 2003, the Company received $0, $10,000 and $0, respectively, in royalty payments relating to these technologies. With the exception of the master laboratory services agreement, all other agreements between the Company and MediChem were terminated at the time of MediChem’s merger with deCODE.

In 2001, the Company initiated a management services agreement with SMP whereby the Company provides administrative management services to SMP. In return, SMP pays a flat monthly service fee to the Company. Management fees recognized as revenue under this agreement totaled $0, $0 and $119,000 in 2005, 2004 and 2003, respectively. During 2003, management deemed that the collectibility of the monthly management fee was not reasonably assured. Consequently, management concluded that fee revenue will be recognized on the cash basis. As only three months of fees were paid, only three months of revenue were recognized during 2003. The remaining nine months have been billed, and the Company continues to provide management services to SMP. Billed and unrecognized revenue in 2005, 2004 and 2003 totaled approximately $99,000, $160,000 and $185,000, respectively or $615,000 on a cumulative basis.

In January 2004, the Company initiated a management services agreement with Flavin Ventures whereby the Company provides administrative management services to Flavin Ventures and its wholly-owned subsidiaries Shamrock Structures, BioStart Property Group and Molecular Formulations. The agreement also requires Flavin Ventures and its related subsidiaries to reimburse the Company for rent and related facility costs based upon the actual square footage occupied by each of the companies. Fee income recognized related to this agreement for the year ended December 31, 2005 and 2004 totaled approximately $61,000 and $272,000, respectively. In December 2005, the Company was notified that the management services provided under this agreement would no longer be required.

The Company’s controlling stockholder, Michael T. Flavin, has loaned to the Company $2.0 million (see Note 5).

The Company’s line of credit has been guaranteed by Flavin Ventures, the controlling stockholder and his wife and the Company’s President (see Note 5).

The Company leases facilities from a subsidiary of Flavin Ventures. Lease payments totaled approximately $286,000, $243,000 and $75,000 for the years ended December 31, 2005, 2004 and 2003, respectively (see Note 10).

The Series A preferred stock of the Company’s wholly-owned subsidiary, ALS, Inc., is held by deCODE Genetics (“deCODE”) as a result of ALS Inc.’s spin-off from MediChem Life Sciences in January 1999, and MediChem’s subsequent acquisition by deCODE Genetics in March 2002. deCODE provides analytical services to The Company on an as needed basis. Analytical related charges totaled approximately $10,000, $6,000 and $1,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company) (Continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

5.   Long Term Obligations

In September 2001, the Company entered into a $2.0 million promissory note with the controlling stockholder of the Company which bears interest at 7.75%. Accrued but unpaid interest is added to the outstanding principal annually. Principal plus accrued interest was due in a lump sum on September 1, 2006. In August 2005, in conjunction with our initial public offering, the stockholder extended the term of the note to December 31, 2007. No other terms were modified. As of December 31, 2005 and 2004, the Company had $2.8 million and $2.6 million, respectively, outstanding under the note.

In December 2004, the Company entered into a line of credit with a local financial institution for $3.0 million. Interest is based upon the Prime rate plus 0.75% and is payable monthly. The principal balance was due upon demand or by December 21, 2006 if no demand is made. The financial institution also received a warrant to purchase 14,887 of the Company’s common stock at an exercise price of $8.02 per share, subject to certain adjustments. The warrant was exercisable at the time the note was issued and will terminate, if not exercised, on December 21, 2009. The warrant was valued, using the Black-Scholes option pricing model, at approximately $11,900. The amount was recorded as a discount to long-term obligations and will be amortized to interest expense over the term of the note. The note is secured by the assets of the Company and guaranteed by Flavin Ventures. In May 2005, the line of credit was increased to $4.0 million. No other terms were modified. In August 2005, in conjunction with the Company’s initial public offering, the maturity of the line of credit was extended to December 31, 2007 and the call feature was removed. No other terms were modified. In addition, the exercise price of the warrants automatically reduced to $5.00 per share in accordance to the terms of the warrant agreement. As a result of the change in exercise price, the warrant was revalued using the Black-Scholes option pricing model at approximately $27,000. The difference between the carrying value and fair value was recorded as a discount to long-term obligations and is being amortized to interest expense over the remaining term of the note.

6.   Stockholders’ Deficit

Authorized Capital—As of December 31, 2005, the authorized capital stock of the Company consists of 60,000,000 shares of voting common stock authorized for issuance with a par value of $0.01 and 5,000,000 shares of undesignated preferred stock which may be issued from time to time in one or more series. The Company has 17,990,322 and 10,604,584 common shares issued and outstanding as of December 31, 2005 and 2004, respectively. The Company has not issued any preferred stock as of December 31, 2005.

As of December 31, 2005, ALS Inc. has 250,000 shares of Series A Cumulative Preferred Stock (“Series A Preferred Stock”) authorized, issued and outstanding to deCODE Genetics. The Series A Preferred Stock is nonvoting except as to certain matters including the issuance of any class of stock ranking prior to the shares of Series A Preferred Stock, or the merger or consolidation of the Company if such merger would adversely affect the powers, preferences or rights of the Series A Preferred Stock. The Series A Preferred stockholder is entitled to receive dividends payable in cash at the rate of 7.0% per annum per share on the amount of liquidation preference of the shares.

Liquidation Preferences—Upon dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the shares of the Series A Preferred Stock are entitled to receive a liquidation preference of $10 per share, plus all accrued and unpaid dividends.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company) (Continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

6.   Stockholders’ Deficit (Continued)

The total liquidation preference values as of December 31, 2005 and 2004 are approximately $3.6 million and $3.5 million respectively, including approximately $1.1 million and $1.0 million of unpaid dividends.

In August 2001, in connection with the formation of ALS GP, the controlling stockholder converted approximately $5.8 million from debt to equity. The conversion was accounted for as a capital contribution, and no common or preferred shares were issued as a result of the conversion.

7.   Incentive Stock Plan

In December 1999, our board of directors and stockholders adopted and approved the Company’s Incentive Compensation Plan (the “Plan”). The Plan provides for the grant of stock options and the award of restricted stock to selected officers and consultants of the Company. Options expire 10 years from the date of grant. The Plan provides for graduated vesting whereby options to purchase 1/36th of the shares granted vest at the end of each month following the date of grant. Awards of restricted stock are subject to certain terms, conditions, restrictions and limitations as determined by the board of directors.

In April 2005, our board of directors adopted the 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan permits awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares. In addition, the plan provides an opportunity for the deferral of salary and bonuses into restricted stock units and the deferrals of gains or payments due upon the vesting or exercise of awards under our stock incentive plan. As of December 31, 2005, only non-qualified stock options had been issued under this plan.

The maximum number of shares of common stock that may be subject to awards under our incentive plans is 2,072,455. Options granted under the 2005 Stock Incentive Plan vest at the discretion of the board of directors and expire 10 years from the date of grant. The vesting term of the options granted in 2005 ranged from immediate vesting to 3 years.

The compensation cost that has been charged against income for the Company’s Plan was approximately $700,000, $6,000 and $0 for 2005, 2004 and 2003, respectively. In August 2005, concurrent to the closing of the IPO, all outstanding unvested options became fully vested according to the terms of the Plan.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company) (Continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

7.   Incentive Stock Plan (Continued)

The following schedule details the grants under the Company’s Plan for the years ended December 31, 2005, 2004 and 2003:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2003	489,402
Granted	66,497	$0.16
Exercised	—	—
Forefeited	1,599	0.16
Outstanding at December 31, 2003	554,300	$0.16	7.2	$—
Granted	110,366	0.16
Exercised	41,685	0.16
Forefeited	3,033	0.16
Outstanding at December 31, 2004	619,948	$0.16	6.7	$4,873,183
Granted	379,810	$5.23
Exercised	63,924	1.78
Forefeited	—	—
Outstanding at December 31, 2005	935,834	$4.94	7.3	$1,998,525
Options exercisable at December 31, 2005	780,612	$5.57	6.8	$(1,287,229)

The weighted-average grant-date fair value of options granted during the years 2005, 2004 and 2003 was approximately $314,000, $30,000 and $16,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2005, 2004 and 2003 was approximately $336,000, $60,000 and $0, respectively.

As of December 31, 2005, there was approximately $360,000 of total unrecognized compensation cost related to unvested stock options granted under the plan; that cost is expected to be recognized over a period of 3 years.

Cash received from options exercises under the Plan for the years ended December 31, 2005, 2004 and 2003 was approximately $15,000, $7,000 and $0, respectively. The Company issues new shares of common stock as a result of stock option exercises.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company) (Continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

7.   Incentive Stock Plan (Continued)

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes model that uses assumptions noted in the table below:

	2005	2004	2003
Expected volatility	54 - 64%	54.0%	—
Weighted-average volatility	61.0%	54.0%	—
Expected dividends	0.0%	0.0%	—
Expected term (in years)	5.0 - 6.5	3	10
Risk-free rate	3.7% - 4.9%	3.5%	4.0%

Due to the limited data available of the Company’s historical stock price volatility, expected volatility is computed based upon historical volatilities of pier companies with similar product portfolios. The expected term of options granted is derived from the average of the vesting period and the life as defined in the Plan.

8.   Income Taxes

Net deferred tax assets consist primarily of net operating loss (“NOL”) carryforwards. Realization of future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income in the near term. Due to the uncertainty of future earnings, management is unable to predict whether these net deferred tax assets will be realized and, accordingly, has recorded a full valuation allowance against these assets.

NOL carryforwards of approximately $16.4 million for income tax purposes are available to offset future taxable income. If not utilized, these carryforwards will expire in varying amounts beginning in the year 2019.

The following is a summary of the significant components of the Company’s deferred tax assets as of December 31, 2005 and 2004:

	Years ended December 31,
	2005	2004
Deferred tax assets:
Net operating losses	$6,411,965	$3,463,980
Stock based compensation	145,616	—
Depreciation	13,456	—
In-process research and development	8,686,399	9,503,130
Other accruals and reserves	544,274	—
Less valuation allowance	(15,801,710)	(12,967,110)
Deferred tax asset—net	$—	$—

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company) (Continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

8.   Income Taxes (Continued)

The reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Years ended December 31,
	2005	2004
Tax provision at the statutory federal rate	34%	34%
State income taxes, net of federal income tax benefit	5%	5%
Valuation allowance	(39)%	(39)%
Effective tax rate	0%	0%

9.   Employee Benefit Plan

The Company has established a 401(k) plan that covers all employees who meet minimum eligibility requirements. Eligible persons can defer a portion of their annual compensation into the 401(k) plan subject to certain limitations imposed by the Internal Revenue Code. Employees’ elective deferrals are immediately vested upon contribution to the 401 (k) plan. The company matches employee contributions at a rate of 50% up to 6% of the employee’s annual salary. Company contributions vest 25% per year after the first year of service has been completed. Approximately $38,000, $32,000 and $32,000 was recognized as expense in 2005, 2004 and 2003, respectively.

10.   Commitments

Lease Obligations—The Company leases facilities under an operating lease with a subsidiary of Flavin Ventures. The lease has a five-year term commencing on September 1, 2003 and may be renewed in writing 60 days prior to the lease termination date. The minimum monthly rental payment is $18,000 with an additional amount based on the Company’s proportionate share of the variable building costs. Additionally, the Company leases capital equipment of approximately $41,000 under a capital lease.

Minimum annual payments under operating leases and the present value of minimum capital lease payments as of December 31, 2005 are as follows:

	Operating	Capital lease
	Leases	Obligations
Year ending December 31,
2006	$225,759	$17,421
2007	234,789	14,110
2008	160,645	—
2009	—	—
2010	—	—
Total	$621,193	31,531
Less amout representing interest		4,251
Present value of minimum lease payments		$27,280

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company) (Continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

10.   Commitments (Continued)

Rental expense relating to the Flavin Ventures lease totaled approximately $224,000, $224,000 and $75,000 in 2005, 2004 and 2003, respectively.

Common area maintenance expense totaled approximately $48,000 in 2005 and $19,000 in 2004.

Employment Contracts—The Company has employment contracts with certain executive officers. In the event of termination without cause, the contracts provide for severance benefits ranging from six to 24 months of salary and benefit continuation.

Vendor Contracts—In July and October 2005, the Company entered into contracts for the manufacturing and related analytical support for tablets to be consumed in its upcoming clinical trials. The contracts, in aggregate, totaled approximately $900,000. As of December 31, 2005, approximately $600,000 of expenses related to these contracts has been incurred.

In the fourth quarter of 2005, the Company provided authorizations to proceed, in advance of contract execution, for clinical trials, randomization, cardiac safety and clinical lab studies. The authorizations, in aggregate, totaled approximately $2.1 million. As of December 31, 2005, approximately $200,000 of expenses related to these authorizations had been incurred.

11.   Research and Development Alliances

Abbott Laboratories—In October 2004, the Company executed an option to acquire two antibiotic compounds from Abbott Laboratories (“Abbott”). Under the terms of the option agreement, the Company paid Abbott a nonrefundable $1 million option fee in exchange for the right to acquire an exclusive world-wide license, with the exception of Japan, to develop, manufacture and commercialize each of the compounds.

In December 2004, the Company exercised its option to acquire the rights for both antibiotic compounds. The license agreement required payments totaling $9.0 million and issuance of stock with an estimated value of $9.0 million in exchange for an exclusive world-wide license to develop the compounds, with the exception of Japan, and purchase Abbott’s existing supply of the compounds. Non-milestone based payments and stock issuances under the contract total $25 million, of which $24.5 and $0.5 million were classified as in-process research and development expense and clinical trials supplies, respectively.

In August 2005, the Company modified the terms of its license agreement with Abbott for the development and commercialization of two antibiotic compounds, cethromycin and ABT-210. In exchange for terminating the Company’s license of ABT-210, Abbott reduced its royalty rights for cethromycin. Under the new terms, the royalty rate due on aggregate net sales of cethromycin is 19% on the first $100 million, 18% once aggregate sales exceed $100 million, but are less than $200 million, and 17% on all net sales once aggregate net sales exceed $200 million. Additionally, the Company will pay a $2.5 million milestone once net aggregate sales of cethromycin reach $200 million and a $5.0 million milestone once net aggregate sales reach $400 million.

Concurrent with the initial public offering, the Company issued 600,000 shares of common stock to Abbott in exchange for a $3.0 million reduction of a $5.0 million milestone due upon the earlier of the commencement of clinical trials or October 31, 2005. The Company subsequently paid $8.0 million and

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company) (Continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

11.   Research and Development Alliances (Continued)

$2.0 million in August and October 2005, respectively. No further milestone payments are due under the license until a New Drug Application has been filed with the FDA.

In November 2005, clinical supplies were manufactured in tablet form in 150mg doses to be used in the Company’s clinical trials. As a result of the tableting process, the Company charged $500,000 of clinical supplies to research and development expenses.

University of Illinois at Chicago—On December 2, 1999 the Company entered into a license agreement with the University of Illinois at Chicago (“UIC”) to license an anti-melanoma compound. Under the terms of the agreement, the Company was granted an exclusive world-wide license in exchange for certain upfront, milestone and royalty payments. Upon execution, the Company paid UIC a $15,000 non-refundable license fee and $10,000 patent reimbursement fee both of which were charged to research and development expense. The Company was obligated under the contract to make four additional annual payments of $10,000 in reimbursement of previous incurred patent protection costs, which were made as of December 31, 2003. The Company is responsible for reimbursing UIC for all patent costs incurred subsequent to the license date. Patent reimbursement costs totaled approximately $47,000, $72,000 and $91,000 in 2005, 2004 and 2003, respectively. In December 2004, the Company filed an IND with the FDA for the anti-melanoma compound which triggered a $10,000 milestone payment to UIC. The milestone was classified as a research and development expense.

12.   Earnings Per Share

Basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The computation of weighted average common shares outstanding for year ended December 31, 2004 gives effect to a 3.97-for-one stock split authorized by the Board in June 2005. The computation of diluted shares outstanding for the periods ended December 31, 2005, 2004 and 2003 excludes incremental shares of 950,721, 634,835 and 554,300 related to employee stock options and warrants. These shares are excluded due to their anti-dilutive effect as a result of the Company’s losses for the periods ended December 31, 2005, 2004 and 2003.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company) (Continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

13.   Unaudited Quarterly Financial Data

Selected quarterly data for 2005 and 2004 is as follows:

	2005
	First	Second	Third	Fourth
Revenue	$32,519	$11,860	$8,502	$68,570
Research and development expenses	317,790	348,146	938,813	1,516,867
Selling, general and administrative expenses	367,744	470,828	1,239,674	1,159,751
Operating loss	(653,015)	(807,114)	(2,169,985)	(2,608,048)
Net loss available to commons shareholders	(792,076)	(959,802)	(2,251,948)	(2,615,420)
Loss per share available to common shareholders(1):
Basic and Diluted	$(0.07)	$(0.09)	$(0.15)	$(0.15)

	2004
	First	Second	Third	Fourth
Revenue	$109,678	$73,295	$74,983	$61,824
Research and development expenses(2)	300,373	270,613	302,133	24,788,749
Selling, general and administrative expenses	305,564	333,521	559,829	451,039
Operating loss	(496,259)	(530,839)	(786,979)	(25,177,964)
Net loss available to common shareholders	(588,217)	(622,770)	(876,863)	(25,274,068)
Loss per share available to common shareholders(1):
Basic and Diluted	$(0.37)	$(0.39)	$(0.55)	$(7.29)

(1)          Amounts for 2004 through June of 2005 have been restated to give effect to a 3.97-to-1 stock split authorized in June of 2005

(2)          Amount for 2004 includes approximately $24.5 million of in-process research and development expense related to compounds licensed from Abbott Laboratories in December 2004. See Note 11 to consolidated financial statements.

14.   Subsequent Events

In February of 2006, the Company executed contracts totaling approximately $790,000 related to its Phase III pivotal clinical trials for cethromycin. Of this amount, $600,000 represents an authority to proceed with initiation of the clinical trial. The remaining contracts, totaling approximately $190,000, relate to the manufacture and analysis of clinical supplies. Payments due under these contracts primarily occur over the next twelve months.

In addition to the authority to proceed issued to the clinical trial provider in February, the Company expects to execute contracts in the second quarter totaling approximately $18.4 million related to the development of cethromycin. Of this amount, approximately $17.4 million represent the costs expected to be incurred to complete the Phase III pivotal clinical trials. The

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company) (Continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

14.   Subsequent Events (Continued)

remainder, approximately $980,000, relates to cardiac safety studies and clinical laboratory support. Payments due under these contracts will occur over the next twenty-four months.

In March of 2006, the Company sold approximately 10.2 million shares of its common stock. In conjunction with the offering, warrants to purchase approximately 5.1 million shares were also issued at a per share price of $3.81. The warrants can be exercised 180 days following the closing and expire five years subsequent to the date of issuance. Proceeds from the offering, net of underwriting discounts, were approximately $33.6 million.

******

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company) (Continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

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

Item 9B.               Other Information.

On March 10, 2006 our Board of Directors modified the compensation plans of our Chief Executive and Financial Officers, Dr. Flavin and Mr. Wieland, respectively. Under the terms of the modified agreements, Dr. Flavin’s annual base salary will increase to $260,000 with a maximum potential fiscal 2006 bonus of $88,000. Mr. Wieland’s annual base salary will increase to $190,000 with a maximum potential fiscal 2006 bonus of $48,000.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company) (Continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

In addition, our Board of Directors granted 233,500 stock options under the 2005 Stock Incentive Plan to certain of our named executive officers, employees and scientific advisory board members. The options were granted at an exercise price of $3.19 per share and will vest ratably over 36 months. The following table summarizes options granted to our executive officers.

Options
Name and Principal Position	Granted
Michael T. Flavin, Ph.D.	60,000
Chairman & CEO
John L. Flavin	40,000
President
R. Richard Wieland II	28,000
Executive Vice President
and Chief Financial Officer
Suseelan Pookote, Ph.D.	28,000
Executive Vice President
Corporate Development

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

We incorporate herein by reference the information concerning directors and executive officers in our Notice of Annual Stockholders’ Meeting and Proxy Statement to be filed within 120 days after the end of our fiscal year (the “2006 Proxy Statement”).

Item 11.                 Executive Compensation.

We incorporate herein by reference the relevant information concerning executive compensation contained within the 2006 Proxy Statement.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate herein by reference the relevant information concerning security ownership of certain beneficial owners and management contained in the 2006 Proxy Statement.

Item 13.                 Certain Relationships and Related Transactions.

We incorporate herein by reference the relevant information concerning principal accountant fees and services contained in the 2006 Proxy Statement.

Item 14.                 Principal Accountant Fees and Services.

We incorporate herein by reference the information concerning certain relationships and related transactions to be contained in the 2006 Proxy Statement.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a)	(1) Financial Statements
The following consolidated financial statements of Advanced Life Sciences Holdings, Inc. are included in Part II, Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2005 and 2004
Consolidated Statements of Income for the Years Ended December 31, 2005, 2004, 2003 and period from inception (January 1, 1999) through December 31, 2005
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, 2003 and period from inception (January 1, 1999) through December 31, 2005
Notes to the Consolidated Financial Statements
(2) Financial Statement Schedule

All schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is provided in the consolidated financial statements or notes thereto.

(3) Exhibits
Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto, which in incorporated herein by this reference.
(b)	Exhibits:
See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on the 15th day of March, 2006.

ADVANCED LIFE SCIENCES HOLDINGS, INC.
By:	/s/ MICHAEL T. FLAVIN
Michael T. Flavin
Chairman and Chief Executive Officer
By:	/s/ R. RICHARD WIELAND II
R. Richard Wieland II
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL T. FLAVIN, PH. D.	Chairman and Chief Executive Officer	March 15, 2006
D. Michael T. Flavin, Ph. D.	(Principal Executive Officer)
/s/ JOHN L. FLAVIN	President and Director	March 15, 2006
John L. Flavin
/s/ R. RICHARD WIELAND II	Executive Vice President and	March 15, 2006
R. Richard Wieland II	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ SCOTT F. MEADOW	Director	March 15, 2006
Scott F. Meadow
/s/ TERRY W. OSBORN, PH.D.	Director	March 15, 2006
Terry W. Osborn, Ph. D.
/s/ RICHARD A. RECK	Director	March 15, 2006
Richard A. Reck

/s/ ISRAEL RUBINSTEIN, M.D.	Director	March 15, 2006
Israel Rubinstein, M.D.
/s/ ROSALIE SAGRAVES, PHARM. D.	Director	March 15, 2006
Rosalie Sagraves, Pharm. D.
/s/ THOMAS V. THORNTON	Director	March 15, 2006
Thomas V. Thornton

EXHIBIT INDEX

3.1

Amended and Restated Certificate of Incorporation of Advanced Life Sciences Holdings, Inc. (as filed in our Amended Registration Statement on Form S-1/A as exhibit 3.1 on June 3, 2005, as amended and filed in Amended Registration Statement on Form S-1/A as exhibit 3.2 on July 1, 2005)

3.2	Certificate of Incorporation of Advanced Life Sciences, Inc. (as filed in our Amended Registration Statement on Form S-1/A as exhibit 3.1 on June 3, 2005)
3.3	By-laws of Advanced Life Sciences Holdings, Inc. (as filed in our Amended Registration Statement on Form S-1/A as exhibit 3.3 on July 28, 2005)
4.1	Specimen Common Stock Certificate. (as filed in our Registration Statement on Form S-1 as exhibit 4.1 on April 28, 2005)
4.2

Warrant to Purchase 3,750 Shares of Common Stock of Advanced Life Sciences Holdings, Inc., dated December 21, 2004, issued to Leaders Bank. (as filed in our Registration Statement on Form S-1 as exhibit 4.2 on April 28, 2005)

4.3

Registration Rights Agreement, dated December 13, 2004, by and between Abbott Laboratories and Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 4.3 on April 28, 2005)

4.4

Stock Purchase Agreement, dated December 13, 2004, by and between Abbott Laboratories and Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 4.4 on April 28, 2005)

4.5

Partnership Exchange Agreement, dated December 13, 2004, by and between Advanced Life Sciences Holdings, Inc. and Flavin Ventures, LLC. (as filed in our Registration Statement on Form S-1 as exhibit 4.5 on April 28, 2005)

4.6

ALS Exchange Agreement, dated December 13, 2004, by and between Advanced Life Sciences Holdings, Inc., the Michael T. Flavin Revocable Trust and Karen Stec. (as filed in our Registration Statement on Form S-1 as exhibit 4.6 on April 28, 2005)

4.7

Partnership Dissolution Agreement, dated December 13, 2004 by and between Advanced Life Sciences Holdings, Inc. and Advanced Life Sciences, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 4.7 on April 28, 2005)

4.8

Contribution Agreement, dated as of December 13, 2004, by and between Flavin Ventures, LLC and the Michael T. Flavin Revocable Trust. (as filed in our Registration Statement on Form S-1 as exhibit 4.8 on April 28, 2005)

4.9

Ventures Contribution Agreement, dated as of December 13, 2004, by and between ALS Ventures, LLC and Flavin Ventures, LLC. (as filed in our Registration Statement on Form S-1 as exhibit 4.9 on April 28, 2005)

10.1

Stock Incentive Plan Assignment, Assumption and Amendment Agreement, dated December 13, 2004, by and between Advanced Life Sciences, Inc. and Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 10.1 on April 28, 2005)

10.2*	Amended and Restated Employment Agreement, dated March 10, 2006, by and between Advanced Life Sciences, Inc. and Michael T. Flavin.

10.3

Employment Agreement, dated April 11, 2005, by and between Advanced Life Sciences, Inc. and John L. Flavin. (as filed in our Amended Registration Statement on Form S-1/A as exhibit 10.3 on June 3, 2005, as amended by the employment agreement amendment, dated January 6, 2006, as filed in our Current Report on Form 8-K as exhibit 10.1 on January 6, 2006)

10.4*	Employment Agreement, dated April 11, 2005, by and between Advanced Life Sciences, Inc. and R. Richard Wieland II as amended by the employment agreement amendment dated March 10, 2006.
10.5

Employment Agreement, dated April 11, 2005, by and between Advanced Life Sciences, Inc. and Suseelan Pookote. (as filed in our Amended Registration Statement on Form S-1/A as exhibit 10.4 on June 3, 2005, as amended by the employment agreement amendment, dated January 6, 2006, as filed in our Current Report on Form 8-K as exhibit 10.2 on January 6, 2006)

10.6

Employment Agreement, dated April 11, 2005, by and between Advanced Life Sciences, Inc. and Ze-Qi Xu. (as filed in our Amended Registration Statement on Form S-1/A as exhibit 10.6 on June 3, 2005, as amended by the employment agreement amendment, dated November 18, 2005,as filed on our Current Report on Form 8-K as exhibit 10.5 on November 23, 2005)

10.7

Loan Agreements, dated between November 25, 1999 and October 29, 2001, between the Government of the State of Sarawak and Sarawak MediChem Pharmaceuticals Inc. (as filed in our Registration Statement on Form S-1 as exhibit 10.7 on April 28, 2005)

10.8

Promissory Note, dated September 1, 2001, from Advanced Life Sciences, Inc. in favor of Michael T. Flavin. (as filed in our Registration Statement on Form S-1 as exhibit 10.8 on April 28, 2005.) as amended by the Letter of Commitment, dated July 28, 2005. (as filed in our Amended Registration Statement on Form S-1/A as exhibit 10.22 on July 28, 2005)

10.9	Business Loan Agreement, dated December 21, 2004, between Advanced Life Sciences Holdings, Inc. and Leaders Bank. (as filed in our Registration Statement on Form S-1 as exhibit 10.9 on June 3, 2005.)
10.10*	Promissory Note, dated May 31, 2005, between Advanced Life Sciences Holdings, Inc. and Leaders Bank.
10.11

License Agreement, dated December 13, 2004, by and between Abbott Laboratories and Advanced Life Sciences Holdings, Inc. (as filed in our Current Report on Form 8-K as exhibit 10.10 on August 12, 2005.)

10.12

License Agreement, dated April 28, 2003, by and between The University of Chicago, as Operator of Argonne National Laboratory, and Advanced Life Sciences, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 10.11 on April 28, 2005)

10.13

Exclusive License Agreement, dated December 2, 1999, by and between the Board of Trustees of the University of Illinois and Advanced Life Sciences, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 10.12 on April 28, 2005)

10.14

Patent Assignment and License Agreement, dated January 24, 1989, Baxter International Inc. and Michael T. Flavin. (as filed in our Registration Statement on Form S-1 as exhibit 10.13 on April 28, 2005)

10.15

Joint Venture Agreement, dated December 21, 1996, between Craun Research Sdn. Bhd, for and on behalf of the Government of the State of Sarawak, Malaysia, and MediChem Research Inc. (as filed in our Registration Statement on Form S-1 as exhibit 10.14 on April 28, 2005)

10.16

Patent License Agreement, dated May 18, 1995, between the National Institutes of Health or the Centers for Disease Control and MediChem Research, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 10.15 on April 28, 2005)

10.17	License Agreement, dated December 27, 1995, between MediChem Research, Inc. and the Government of Sarawak. (as filed in our Registration Statement on Form S-1 as exhibit 10.16 on April 28, 2005)
10.18

Management Services Agreement, dated January 1, 2004, by and between Advanced Life Sciences, Inc. and Flavin Ventures, LLC. (as filed in our Registration Statement on Form S-1 as exhibit 10.17 on April 28, 2005)

10.19	Advanced Life Sciences, Inc. Annual Bonus Plan. (as filed in our Registration Statement on Form S-1 as exhibit 10.18 on April 28, 2005)
10.20	Advanced Life Sciences Holdings, Inc. 2005 Stock Incentive Plan. (as filed in our Registration Statement on Form S-1 as exhibit 10.19 on April 28, 2005)
10.21

Assignment of Lease by Lessor with Consent of Lessee, dated November 1, 2004, by Flavin Ventures, LLC to Biostart Property Group, LLC (as filed in our Registration Statement on Form S-1 as exhibit 10.20 on April 28, 2005)

10.22	Master Service Agreement, dated November 21, 2005, between Advanced Life Sciences, Inc. and Quintiles, Inc. (as filed in our Current Report on Form 8-K as exhibit 10.1 on November 23, 2005)
10.23

Authorization to Proceed with Protocol CL05-001, dated November 21, 2005, between Advanced Life Sciences, Inc. and Quintiles, Inc. (as filed in our Current Report on Form 8-K as exhibit 10.2 on November 23, 2005)

10.24

Laboratory Service Agreement, dated November 22, 2005, between Advanced Life Sciences, Inc. and Covance Central Laboratory Services LP. (as filed in our Current Report on Form 8-K as exhibit 10.3 on November 23, 2005)

10.25

ECG Service Agreement, dated November 22, 2005, between Advanced Life Sciences, Inc. and Covance Cardiac Safety Services, Inc. (as filed in our Current Report on Form 8-K as exhibit 10.4 on November 23, 2005)

21.1	Subsidiaries of Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 21.1 on April 28, 2005.)
21.2	Form of Indemnification Agreement (as filed in our Amended Registration Statement on Form S-1/A as exhibit 10.21 on June 3, 2005.)
23.1*	Consent of Deloitte & Touche LLP
24.1	Power of Attorney (included on signature page)
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(a)
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(a)

(*)          Filed herewith.