Form 10-Q
period 2006-03-31
Advanced Life Sciences Holdings, Inc.
filed 2006-05-11
CIK 1322734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 000-51436

ADVANCED LIFE SCIENCES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	30-0296543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

1440 Davey Road
Woodridge, IL 60517

(Address, including zip code of registrants principal executive offices)

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

As of May 8, 2006, the registrant had 28,256,763 shares of common stock, $0.01 par value per share, outstanding.

ADVANCED LIFE SCIENCES HOLDINGS, INC
INDEX
Form 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005
Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 and for the period from inception (January 1, 1999) through March 31, 2006
Condensed Consolidated Statements of Stockholders’ Equity for period from inception (January 1, 1999) through March 31, 2006
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 and for the period from inception (January 1, 1999) through March 31, 2006
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II — OTHER INFORMATION
Item 6.	Exhibits
Signatures
Exhibit Index

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of	Year ended
	March 31,	December 31,
	2006	2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$38,218,131	$4,749,932
Investments - available for sale	6,675,000	10,475,000
Accounts receivable - related party	5,054	6,160
Prepaid insurance	217,082	362,241
Prepaid expenses and other	2,095,201	118,263

Total current assets	47,210,468	15,711,596

FURNITURE AND EQUIPMENT:
Furniture and fixtures	148,985	147,275
Laboratory equipment	142,928	142,928
Computer software and equipment	194,136	187,771
Leasehold improvements	40,646	40,646

Total furniture and equipment—at cost	526,695	518,620
Less accumulated depreciation	(290,323)	(267,372)

Furniture and equipment—net	236,372	251,248

OTHER LONG-TERM ASSETS:
Deferred financing costs	46,378	53,004
Other assets	6,534	6,062

Total other long-term assets	52,912	59,066

TOTAL ASSETS	$47,499,752	$16,021,910

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$337,782	$294,816
Accrued expenses	1,371,387	240,761
Accrued interest payable	5,493	5,334
Short-term lease payable	14,677	14,114

Total current liabilities	1,729,339	555,025

Long-term lease payable	9,277	13,166
Accrued interest payable - related party	819,096	765,514
Grant payable	500,000	500,000
Notes payable - net of $19,716 debt discount March 31, 2006 & $22,532 December 31, 2005	3,895,284	3,892,468
Notes payable - related party	2,000,000	2,000,000

Total liabilities	8,952,996	7,726,173

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value—March 31, 2006: 60,000,000 shares authorized; 28,226,763 issued and outstanding; December 31, 2005: 17,990,322 shares issued and outstanding;	282,268	179,903
Series A preferred stock of Advanced Life Sciences Inc., no par value—250,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	88,221,460	54,834,373
Deficit accumulated during the development stage	(49,956,972)	(46,718,539)

Total stockholders’ equity (deficit)	38,546,756	8,295,737

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,499,752	$16,021,910

See notes to condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

			Period From
			Inception
			(January 1, 1999)
	Three months ended March 31,		Through
	2006	2005	March 31, 2006
Revenue and income:
Management fees	$—	$32,519	$1,161,180
Grant	35,127	—	1,030,910
Royalty—related party	—	—	45,238

Total revenue and income	35,127	32,519	2,237,328

Expenses:
Research and development	2,260,378	317,790	34,193,614
Contracted research and development—related party	—	—	7,980,299
Selling, general and administrative	1,149,170	367,744	8,784,288

Total expenses	3,409,548	685,534	50,958,201

Loss from operations	(3,374,421)	(653,015)	(48,720,873)

Other (income) expense:
Interest Income	(280,858)	—	(553,074)
Interest expense	144,870	95,311	1,789,173

Net other (income) expense	(135,988)	95,311	1,236,099

Net loss	(3,238,433)	(748,326)	(49,956,972)

Less accumulated preferred dividends for the period	43,750	43,750	1,188,542

Net loss available to common shareholders	$(3,282,183)	$(792,076)	$(51,145,514)

Basic and diluted net loss per share available to common shareholders	$(0.15)	$(0.07)

Weighted average number common shares outstanding- basic and diluted	21,290,153	10,732,978

See notes to condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1999) THROUGH MARCH 31, 2006
(Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Common Stock		Preferred Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

BALANCE—January 1, 1999 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of common stock in exchange for contributed intellectual property in January 1999	1,588,000	—	—	—	—	—	—
Exchange of shares under recapitalization and spin-off from MediChem Life Sciences, Inc in June 1999, at historical cost	(1,588,000)	—	250,000	—	—	—	—
Issuance of common stock in June 1999, at $0.157 per share	1,588,000	250,000	—	—	—	—	250,000
Compensation expense related to stock options since inception	—	—	—	—	15,097	—	15,097
Conversion of loans to stockholder into equity, August 2001	—	—	—	—	5,751,753	—	5,751,753
Capital contributions	—	—	—	—	1,165,118	—	1,165,118
Net loss since inception	—	—	—	—	—	(9,274,336)	(9,274,336)

BALANCE—December 31, 2001	1,588,000	250,000	250,000	—	6,931,968	(9,274,336)	(2,092,368)

Capital contributions	—	—	—		1,161,000	—	1,161,000
Net loss	—	—	—	—	—	(1,261,551)	(1,261,551)

BALANCE—December 31, 2002	1,588,000	250,000	250,000	—	8,092,968	(10,535,887)	(2,192,919)

Capital contributions	—	—	—	—	2,337,728	—	2,337,728
Net loss	—	—	—	—	—	(2,551,488)	(2,551,488)

BALANCE—December 31, 2003	1,588,000	250,000	250,000	—	10,430,696	(13,087,375)	(2,406,679)

Issuance of common stock at $0.157 per share	41,685	6,563	—	—	—	—	6,563
Compensation expense related to stock options	—	—	—	—	5,604	—	5,604
Exchange of shares under recapitalization	(1,629,685)	(256,563)	—	—	—	—	(256,563)
Issuance of shares under recapitalization	9,482,015	94,820	—	—	161,743	—	256,563
Capital contributions	—	—	—	—	2,295,731	—	2,295,731
Issuance of 14,887 warrants	—	—	—	—	11,898	—	11,898
Issuance of common stock in exchange for licenses	1,122,569	11,226	—	—	8,988,774	—	9,000,000
Net loss	—	—	—	—	—	(27,186,918)	(27,186,918)

BALANCE—December 31, 2004	10,604,584	106,046	250,000	—	21,894,446	(40,274,293)	(18,273,801)

Issuance of common stock, net of offering costs	6,721,814	67,218	—	—	29,210,558	—	29,277,776
Issuance of stock related to option exercises	63,924	639	—	—	14,240	—	14,879
Compensation expense related to stock options	—	—	—	—	696,204	—	696,204
Issuance of common stock in exchange for reduction of milestones payable	600,000	6,000	—	—	3,000,000	—	3,006,000
Modification of 14,887 warrants	—	—	—	—	18,925	—	18,925

Net loss	—	—	—	—	—	(6,444,246)	(6,444,246)

BALANCE—December 31, 2005	17,990,322	179,903	250,000	—	54,834,373	(46,718,539)	8,295,737

Issuance of common stock, net of offering costs	10,233,464	102,335	—	—	33,340,827	—	33,443,162
Issuance of stock related to option exercises	2,977	30	—	—	437	—	467
Compensation expense related to stock options	—	—	—	—	45,823	—	45,823

Net loss	—	—	—	—	—	(3,238,433)	(3,238,433)

BALANCE—March 31, 2006	28,226,763	$282,268	250,000	$—	$88,221,460	$(49,956,972)	$38,546,756

See notes to condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period From
			Inception
	Three months ended		(January 1, 1999)
	March 31,		Through
	2006	2005	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,238,433)	$(748,326)	$(49,956,972)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	22,951	18,183	307,856
Non-cash interest expense	9,442	3,360	34,729
Stock compensation expense	45,823	14,904	762,728
Non-cash research and development	—	—	24,466,667
Settlement of milestone payment	—	—	6,000
Loss on disposal	—	—	11,533
Changes in operating assets and liabilities:
Clinical supplies	—	—	533,333
Accounts receivable	1,106	24,868	(5,054)
Prepaid expenses	(1,831,779)	(294,081)	(2,312,283)
Other assets	(472)	(1,110)	(6,534)
Accounts payable	51,505	134,415	317,078
Accrued expenses	983,783	209,281	1,224,544
Licenses payable	—	—	(11,000,000)
Accrued interest on debt	53,741	47,184	1,402,652

Net cash flows used in operating activities	(3,902,333)	(591,322)	(34,213,723)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,614)	(4,163)	(400,499)
Proceeds from the sales of securities	8,132,158	—	24,882,158
Purchase of securities	(4,332,158)	—	(31,557,158)

Net cash flows (used in) provided by investing activities	3,783,386	(4,163)	(7,075,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	33,590,005	563,660	70,077,356
Proceeds from issuance of notes payable	—	—	9,018,691
Proceeds from grants	—	—	500,000
Proceeds from stock options exercised	467	63	21,909
Payments on capital leases	(3,326)	(2,842)	(110,603)

Net cash flows provided by financing activities	33,587,146	560,881	79,507,353

NET INCREASE IN CASH	33,468,199	(34,604)	38,218,131

CASH—Beginning of period	4,749,932	194,555	—

CASH—End of period	$38,218,131	$159,951	$38,218,131

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$81,802	$44,263	$345,374

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
Noncash investment activity—purchases of fixed assets under capital leases	$—	$41,438	$134,556
Capital expenses included in accounts payable	20,704	—	20,704
Noncash financing activity—issuance of common stock for licenses	—	9,000,000	9,000,000
Issuance of common shares for reduction of milestone payment	—		3,000,000
Clinical supplies	—	750,000	—
Cost of proceeds	146,843	—	146,843
Debt discount	—	—	30,823
Deferred financing costs	$—	$—	$30,000

See notes to condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC
( A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

      Basis of Presentation—The accompanying unaudited condensed consolidated financial statements of the Company and subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Advanced Life Sciences, Inc. (“ALS Inc.”)  All significant intercompany balances and transactions have been eliminated. The results of operations for any interim period are not necessarily indicative of the results of operations expected for the full year.

      Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

       Investments—The Company has marketable debt securities which are classified as available-for-sale, the fair value of which is determined using currently available market prices. The Company reviews the carrying value of investments each quarter to determine whether an other than temporary decline in market value exists. If such a decline is deemed to have occurred, the investment is written-down with a charge to other (income) expense, net.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of stockholders’ equity in accumulated other comprehensive loss.  Marketable securities available for current operations are classified in the balance sheet as current assets; marketable securities held for long-term purposes are classified as noncurrent assets. Interest income and realized gains and losses on securities are included in “Interest income” in the statements of operations. At March 31, 2006, the Company’s investments consist of auction rate debt securities. As of March 31, 2006 no unrealized holding gains or losses were recognized in the statements of operations and stockholders equity.

      Revenue and Income Recognition—Small Business Innovation Research grant revenue is recorded as expenses are incurred and services performed in accordance with the terms of the grant agreements. Royalty revenue is earned from a license of the Company’s chemical process technology. Under the license, revenue is earned based upon a percentage of reported net sales from a subsidiary of deCODE Genetics, Inc. (“deCODE”), for services that incorporate the licensed technology (see Note 4). Revenue earned through our management agreement with Flavin Ventures is recorded as expenses are incurred and services performed. Management fees, which are generated from a shared services agreement with Sarawak MediChem Pharmaceuticals, Inc. (“SMP”), are recognized on the cash basis as the collectibility of such fees is not reasonably assured.

      Research and Development Expenses—Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of the Company’s proprietary product portfolio. All such costs are expensed. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. The Company estimates both the total cost and time period of the trials and the percent completed as of that accounting date. Research and development expenses resulting from contracts that require payments based upon the progress towards completion of certain milestones are estimated based upon the percentage of completion method. The Company believes that the estimates made as of March 31, 2006 are reflective of the actual expenses incurred as of that date.

The company recognizes in-process research and development in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method and the AICPA Technical Practice Aid, Assets Acquired in a Business Combination to be used in Research and Development Activities:  A Focus on Software, Electronic Devices, and Pharmaceutical  Industries. Assets to be used in research and development activities, specifically, compounds that have yet to receive new drug approval from the FDA and would have no alternative use should approval not be given, are immediately charged to expense when acquired.

      Stock-Based Compensation—In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R) Accounting for Stock-Based Compensation that will require compensation cost related to share-based payment transactions to be recognized in the financial statements. Compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation expense will be recognized over the period that an employee provides service in exchange for the award.

Effective January 2004, the Company adopted the fair value method as contained in SFAS No. 123, Accounting for Stock-Based Compensation. Effective December 2004, the Company adopted SFAS No. 123(R). As prescribed in SFAS No. 123(R) the Company elected to use the ‘‘prospective method.’’ The prospective method requires expense to be recognized for all awards granted, modified or settled in the year of adoption. Historically, the Company applied the intrinsic method as provided in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and accordingly, no compensation cost had been recognized for stock options issued to employees in prior years. As a result of adopting the fair value method for stock compensation, all future awards will be expensed over the stock options vesting period. The Company utilized the Black-Scholes option pricing model to estimate the fair value of options.

Variable Interest Entities—The Company determines consolidation of variable interest entities in accordance with FASB Interpretation 46(R), Consolidation of Variable Interest Entities. Our 50/50 joint venture, Sarawak MediChem Pharmaceuticals, has not been included in our consolidated financial statements because the majority of its financial support in the form of contributed capital and debt has been funded by our joint venture partner.

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

2. Private Placement

      In March 2006, the Company completed the private placement of 10,233,464 shares of its common stock to a group of institutional investors at $3.53 per share, resulting in gross proceeds of $36.1 million. In addition to the shares sold, the Company issued warrants to purchase 5,116,732 shares of its common stock at a price of $3.81 per share. The warrants became exercisable upon issuance and will expire five years from the date of grant. The warrants contain the right, at the discretion of the purchaser, to convert into common stock through a net exercise provision. The Company has recorded the issuance of the warrants as a permanent component of equity. In connection with the offering, the Company paid approximately $2.5 million in underwriting discounts and incurred other offering expenses of approximately $152,000, of which $5,000 was paid through March 31, 2006. The net cash proceeds from the offering were approximately $33.6 million as of March 31, 2006.

3. Joint Venture

      SMP is a joint venture between the State Government of Sarawak, Malaysia (“Sarawak Government”) and the Company. Sarawak, through Craun Sdn Bhd, and ALS Inc. each maintain a 50% share in SMP.

Under the joint venture agreement (the “Agreement”), Sarawak Government has contributed $9.0 million to SMP through stock subscription payments based on the attainment of certain milestone achievements outlined in the Agreement. The Company has contributed certain intellectual property and has committed to make scientists available to undertake the research and clinical trials, to train scientists nominated by the Sarawak Government and to permit such scientists to participate in the clinical trials, manufacture, marketing and distribution of any commercial product resulting from the research and development effort. Additionally, the Sarawak Government has provided long-term loans to SMP of $12.0 million through March 31, 2006. The Sarawak Government also provided approximately $22,000 in short-term loans during 2005 that was used for patent protection and clinical trial insurance expenses. Accrued interest on all such loans was approximately $6.3 million and $5.0 million as of March 31, 2006 and 2005, respectively.

The Company accounts for its investment in SMP under the modified equity method of accounting, which provides that the Company record its proportional share of earnings once the accumulated deficit incurred by SMP has been recovered. Accordingly, as of March 31, 2006 and 2005, the Company’s investment in SMP had a carrying value of zero.

According to the terms of the loan agreement with the Sarawak Government, $12.0 million of SMP’s debt is past due. As a result of this default in payment by SMP, the Sarawak Government has the option under the loan agreement to take over the control and management of the Calanolide A project or the affairs of the joint venture until such time as the loan is repaid in full. To date, the Sarawak Government has not pursued collection of this debt or sought to control or manage the Calanolide A project.  In July 2005, the Sarawak Government exercised certain of its contractual rights by notifying SMP of its intention to appoint its representative as an officer of SMP for purposes of assuming control of the affairs and management of SMP. In December 2005, the Sarawak Government nominated and the Board of Directors of SMP approved the appointment of Mr. Jumastapha bin Lamat as the controlling officer of SMP. Since that time the Company has been transitioning access to the joint venture’s accounting, financial and corporate records to representatives of Mr. Lamat. The Sarawak Government expressly reserved all contractual and legal remedies available in light of the default and indicated its intent to fully exercise its rights as a creditor of the joint venture. Ultimately, the Company believes that in order for the joint venture to continue, the terms of the debt must be amended to extend its maturity to a date after commercialization of Calanolide A.

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

If the Company is able to restructure its joint venture relationship and determine to proceed with the Phase IIa clinical trial for Calanolide A, upon completion of this trial the Company will evaluate its strategic alternatives for the joint venture relationship and the future advancement of Calanolide A. The Company may determine to continue the program through its joint venture, independently or under a new joint venture arrangement. It is also possible that the Company will elect to transfer its rights in the compound to its current joint venture partner or an independent third party. Factors that the Company will consider in making this decision include the success of the Phase IIa clinical trial, the relative financial obligations of the Company and its joint venture partner and the Company’s capabilities at such time to continue development independently.

The term of the joint venture agreement continues indefinitely unless terminated by the written agreement of both parties not to proceed further with the development of Calanolide A. In the event only one of the parties wishes to discontinue development of Calanolide A, the other party has the right, but not the obligation, to purchase the discontinuing party’s equity interest in the joint venture for $9.0 million. If the other party does not choose to exercise its purchase right within six months of receiving written notice from the discontinuing party, then the joint venture is deemed mutually terminated. Upon such mutual termination, the joint venture agreement provides that any liabilities of the joint venture will be settled by the parties equally and all patents or licenses of the joint venture shall be reassigned back to the Company, including rights to clinical trials. The Company believes that the equal settlement of liabilities provision in the joint venture agreement was intended to recognize the 50/50 equity ownership of the joint venture and does not constitute the Company’s guaranty of the joint venture’s indebtedness to the Sarawak Government. Consequently, if the joint venture is mutually terminated, the joint venture partners would work together to monetize the joint venture’s assets for the purpose of satisfying its liabilities, which currently are solely comprised of indebtedness to a 50% partner, the Sarawak Government. In the event the joint venture’s assets are insufficient to settle its liabilities, the Company does not believe that the equal settlement of liabilities provision obligates it to contribute funds to the joint venture.

4. Related Party Transactions

      In 2001, the Company initiated a management services agreement with SMP whereby the Company provides administrative management services to SMP. In return, the Company charges SMP a flat monthly service fee. During 2003, management deemed that the collectibility of the monthly management fee was not reasonably assured. Consequently, management concluded that fee revenue will be recognized on a cash basis.  There were no management fees recognized as revenue under this agreement for the three months ended March 31, 2006 and 2005. On a cumulative basis, billed and unrecognized fees as of March 31, 2006 and 2005 totaled approximately $615,000 and $549,000, respectively.

      The Company’s Chief Executive Officer, Michael T. Flavin, has loaned to the Company $2.0 million (see Note 5).

      The Company’s line of credit has been guaranteed by Flavin Ventures, the Company’s Chief Executive Officer and his wife and the Company’s President (see Notes 5 and 8).

      The Company leases facilities from the BioStart Property Group (“BioStart”), a wholly-owned subsidiary of Flavin Ventures. Lease costs were approximately $64,000 and $62,000 for the three months ended March 31, 2006 and 2005, respectively.

      The Series A preferred stock of the Company’s wholly-owned subsidiary, ALS, Inc., is held by deCODE as a result of ALS Inc.’s spin-off from MediChem Life Sciences in January 1999, and MediChem’s subsequent acquisition by deCODE in March 2002. deCODE provides analytical services to the Company on an as needed basis. Analytical related charges totaled approximately $200 and $1,500 for the three months ended March 31, 2006 and 2005, respectively.

5. Long Term Obligations

      In September 2001, the Company entered into a $2.0 million promissory note with the Chief Executive Officer of the Company which bears interest at 7.75%. Accrued but unpaid interest is added to the outstanding principal annually. Principal plus accrued interest is due in a lump sum on December 31, 2007. As of March 31, 2006 and 2005, the Company had approximately $2.8 million and $2.6 million, respectively, outstanding under the note.

The Company has a $4.0 million line of credit with a local financial institution. As of March 31, 2006, $3.0 million of the line of credit accrued interest based on the prime rate plus 0.75%, and $915,000 million accrued interest based on the prime rate plus 1%. Interest under the line is payable monthly, and matures on December 31, 2007. The line of credit is secured by the assets of the Company, approximately 1.8 million shares of stock held by Flavin Ventures and is guaranteed by Flavin Ventures, Dr. Michael Flavin and his wife, and John L. Flavin. The Company and the financial institution restructured the line of credit in April 2006 (see Note 8).

      In connection with the line of credit, the financial institution received a warrant entitling it to purchase 14,887 shares of the Company’s common stock at an exercise price of $5.00 per share, subject to certain adjustments.  The warrant is immediately exercisable and will terminate, if not exercised, on December 21, 2009. At the time of issue the warrant was valued, using the Black-Scholes option pricing model, at approximately $11,900. The amount was recorded as a discount to the related debt and is being amortized to interest expense over the term of the debt. As a result of a decrease in exercise price under the terms of the warrant in connection with the Company’s initial public offering, the warrant was revalued at approximately $27,000. The difference between the carrying value and fair value was recorded as a discount to long-term obligations and is being amortized to interest expense over the remaining term of the line of credit.

6. Stock Option Grants

In March 2006, the Company granted stock options to purchase up to 233,500 shares of common stock to certain employees and scientific advisory board members. The exercise price of the options is the fair market price of the Company’s stock on the date of grant.  As a result, the Company recognized compensation expense totaling approximately $46,000 and $15,000 for the three months ended March 31, 2006 and 2005, respectively, in accordance with SFAS No. 123 (R), Share based Payment.

7. Earnings Per Share

Basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The computation of weighted average common shares outstanding for the three months ended March 31, 2005 gives effect to a 3.97-for-one stock split authorized by the Board in June 2005. The computation of diluted shares outstanding for the periods ended March 31, 2006 and 2005 excludes incremental shares of 6,297,976 and 701,729, related to employee stock options and warrants. These shares are excluded due to their anti-dilutive effect as a result of the Company’s losses for the periods ended March 31, 2006 and 2005.

8. Subsequent Events

In April 2006, the Company restructured its $4.0 million line of credit (see Note 5). The new line of credit provides for a fixed interest rate of 6.75% per annum and a maturity date of January 1, 2008. The line of credit is secured by substantially all of the Company’s assets, except that the collateral specifically excludes any rights that the Company may have a result of its license agreement with Abbott Laboratories for cethromycin, and approximately 2.5 million shares of the Company’s common stock held by ALS Ventures, LLC. In connection with the restructuring of the line of credit, the bank also released guarantees of Flavin Ventures, LLC, Dr. Michael Flavin and his wife, and John L. Flavin.

In April 2006, the Company amended its lease agreement with BioStart (see Note 4). Under the terms of the amendment, the Company may reduce its required rental payments to BioStart to offset for any shared expenses between the Company and other tenants in the building.

In May 2006, the Company’s Board of Directors authorized the payment of accumulated interest on the loan with our Chief Executive Officer, totaling approximately $800,000 (see Notes 4 and 5). The Board also authorized the making of current monthly payments of accrued interest until the loan matures on December 31, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs in the areas of infectious disease, oncology and inflammation. Using our internal discovery capabilities and our network of pharmaceutical and academic partners, we have assembled a promising pipeline of clinical and preclinical product candidates. Our most advanced product candidate, cethromycin, is a novel ketolide antibiotic in Phase III clinical development for the treatment of respiratory tract infections. We also have product candidates in earlier stages of development for the treatment of indications including HIV, inflammation-related tissue damage and malignant melanoma.

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

Since our inception we have incurred net losses each year. Our net losses for the three months ended March 31, 2006 and 2005 were $3.3 million and $800,000, respectively. As of March 31, 2006, we had an accumulated deficit of $50.0 million. Our operations to date have been funded principally through proceeds from our initial public offering in August 2005 (“the IPO”), our private placement in March 2006 (“private placement”), debt and capital contributions made by our Chief Executive Officer and borrowings under our bank line of credit.

We expect to significantly increase the rate of our research and development expenditures as we accelerate our development of cethromycin. Accordingly, our total expenses and net losses will similarly increase. If the clinical testing for our product candidates is delayed, we could incur increased development costs and a delay in our ability to generate revenues.

In December 2005, we initiated Phase III clinical trials for cethromycin. Our Phase III trials compare cethromycin with standard of care therapies for community acquired pneumonia in the United States, Canada, Europe, Central and South America, South Africa, Australia and New Zealand. The objective is to establish statistical non-inferiority against comparators.  The trials are designed to demonstrate a clinical cure rate non-inferiority endpoint using a 95% confidence interval. We expect to have preliminary data from these trials in the fourth quarter of 2006.

If cethromycin is approved for marketing by the FDA, we plan to sell cethromycin using a commercial partner to access the primary care physician market and to build and utilize a focused internal sales force that will market directly to early adopters such as, but not limited to, pulmonary medicine and infectious disease physicians.

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Revenue and income.   Total revenue and income increased by approximately $3,000 to $35,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Revenue derived from our management agreement with Flavin Ventures wherein we provided management and administrative services to a series of companies jointly owned by Flavin Ventures decreased to $0 for the three months ended March 31, 2006 compared to approximately $33,000 for the three months ended March 31, 2005. We were notified by Flavin Ventures in December of 2005 that the management services provided would no longer be needed.

Revenue derived from Small Business Innovative Research  (“SBIR”) grants was approximately $35,000 compared to $0 for the three months ended March 31, 2006 and 2005, respectively, resulting from the completion of a phase I grant awarded during the third quarter of 2005. Although we regularly submit grants to the National Institutes for Health, no additional awards have been made to date and we do not expect to recognize additional revenue for the remainder of 2006.

Research and development expense.   Total research and development expense increased approximately $1.9 million to $2.3 million for the three months ended March 31, 2006 compared to approximately $318,000 for the three months ended March 31, 2005.

The increase is attributable to our cethromycin development program. Our development strategy to date has been focused on ensuring the availability of clinical supplies of cethromycin and its comparator as well as the initiation of the clinical sites. The sites initiated to date are in the United States and Canada. In the second quarter of 2006 we will work to initiate clinical sites in South Africa and South America, coinciding with the beginning of the community acquired pneumonia season in both locations. Throughout 2006, as our clinical trials progress, we expect research and development expenditures to increase substantially. The largest component of our development expense is the cost to conduct our clinical trials. Since our clinical trial contracts are largely milestone based, dependent on clinical site initiation and patient enrollment, research and development expense will vary based upon the progress of the trials.

General and administrative expense.   General and administrative expense increased approximately $781,000 to $1.1 million for the three months ended March 31, 2006 compared to approximately $368,000 for the three months ended March 31, 2005. Approximately one-half or $379,000 of this increase is attributable to expenses incurred as a result of operating as a public company. The remainder, approximately $402,000, primarily represents increased compensation and related expenses for our senior management staff as well as potential bonuses that can be earned if certain development objectives are obtained by the end of the year. These programs were initiated by our board during the first quarter of 2006 to adjust compensation to current market levels and provide incentives for key personnel to achieve cethromycin development goals.

Interest income.   Interest income increased approximately $281,000 for the three months ended March 31, 2006 from $0 for the three months ended March 31, 2005. Interest income is derived through the investment of our IPO and private placement proceeds in marketable debt securities and money market funds.

Interest expense.   Interest expense increased approximately $50,000 to $145,000 for the three months ended March 31, 2006 from $95,000 for the three months ended March 31, 2005. Interest expense increased due to a 2.0% increase in the prime rate between March 31, 2005 and 2006 as well as incremental borrowings on our line of credit totaling $915,000 for the same period.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development and general and administrative expenses. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $50.0 million and $46.7 million as of March 31, 2006 and December 31, 2005, respectively, and we expect to incur significant and increasing operating losses for the foreseeable future. Our working capital as of March 31, 2006 amounted to $45.5 million. Cash, cash equivalents and investments was $44.9 million as of March 31, 2006. Since our inception in 1999 to August 2005, we financed our operations primarily through debt and capital contributions from our founder and controlling stockholder and borrowings under our bank line of credit. In August 2005 we completed our initial public offering in which we raised $28.7 million, net of underwriters discount and offering costs. In March 2006 we completed a private placement in which we raised $33.6 million, net of underwriters discount and offering costs.

In September 2001, our Chief Executive Officer made a $2.0 million loan to us. The loan accrues interest at the rate of 7.75%, compounded annually, and is due and payable on December 31, 2007.  The balance of the loan and accrued interest was approximately $2.8 million as of March 31, 2006. In May 2006 our board authorized us to pay the accumulated interest on the loan with our Chief Executive Officer, totaling approximately $800,000. The Board also authorized the making of current monthly payments of accrued interest until the loan matures on December 31, 2007, which totals approximately $39,000 on a quarterly basis.

We have a $4.0 million line of credit with a local financial institution. As of March 31, 2006, the line of credit had an outstanding balance of $3.9 million. Interest is payable monthly, and matures on December 31, 2007. In April 2006, the Company restructured its $4.0 million line of credit (see Note 5). The new line of credit provides for a fixed interest rate of 6.75% per annum and a maturity date of January 1, 2008. The line of credit is secured by substantially all of the Company’s assets, except that the collateral specifically excludes any rights that the Company may have a result of its license agreement with Abbott Laboratories for cethromycin, and approximately 2.5 million shares of the Company’s common stock held by ALS Ventures, LLC.

During the three months ended March 31, 2006, cash used in operating activities totaled $3.9 million. Approximately $3.3 million was used for the development of cethromycin, $22,000 for research activities related to our proprietary portfolio of compounds, net of $35,000 received from SBIR grant funding and approximately $800,000 for general operations which was offset by $200,000 of net interest income. Cash provided by investing activities totaled $3.8 million during the three months ended March 31, 2006 and related to investments sold that had reached maturity and were not immediately reinvested. Cash provided from financing activities totaled approximately $33.6 million during the three months ended March 31, 2006 related to the sale of our common stock through the completion of our private placement.

Contractual Obligations

As of  March 31, 2006, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of research, development and license agreements including the potential product based milestones which could be due to Abbott, are as follows:

	Payments Due by December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt	$—	$5,915,000	$—	$—	$—	$—	$5,915,000
Interest	249,581	1,543,554	—	—	—	—	1,793,135
Abbott license payments	—	10,000,000	30,000,000	—	—	—	40,000,000
Cethromycin development costs	14,000,000	4,072,000	8,000	—	—	—	18,080,000
Operating leases	170,062	234,789	160,645	—	—	—	565,496
Capital leases	13,066	14,110	—	—	—	—	27,176
Total	$14,432,709	$21,779,453	$30,168,645	$—	$—	$—	$66,380,807

In the first quarter of 2006 we executed contracts totaling approximately $20.5 million related to our clinical development of cethromycin. Of this amount, approximately $19.0 million represents the costs we will incur to complete the Phase III pivotal clinical trials. The remainder, approximately $1.5 million, relates to cardiac safety studies, clinical laboratory support for the trials, and the manufacture and analysis of clinical supplies for the trials. Payments due under these contracts occur primarily over the next twelve months. The majority of these payments are milestone based and the periods in which milestone obligations become payable are only estimates due to uncertainties in patient enrollment.

We will owe Abbott $10.0 million if we submit an NDA for cethromycin and $30.0 million if and when the FDA approves the NDA, which we estimate will occur in 2007 and 2008, respectively. Thereafter, we would owe Abbott an additional $2.5 million upon reaching $200 million in aggregate net sales of cethromycin and $5.0 million upon reaching $400 million in aggregate net sales. The periods in which milestone obligations become payable are only estimates due to uncertainties in the regulatory approval process.

Our long-term commitments under operating leases shown above consist of payments relating to our facility lease in Woodridge, Illinois, which expires in September of 2008.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included in this quarterly report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Research and Development

Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of the Company’s proprietary product portfolio. All such costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. The Company estimates both the total cost and time period of the trials and the percent completed as of that accounting date. Research and development expenses resulting from contracts that require payments based upon the achievement of certain milestones are estimated based upon progress towards completion.  The Company believes that the estimates made as of March 31, 2006 are reflective of the actual expenses incurred as of that date.

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

Stock-based Compensation

Effective January 2004, we adopted the fair value method as contained in Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. Effective December 2004, we adopted SFAS No. 123(R) Share-Based Payment. As prescribed in SFAS No. 123(R) we elected to use the ‘‘prospective method.’’ The prospective method requires expense to be recognized for all awards granted, modified or settled in the year of adoption. Historically, we applied the intrinsic method as provided in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations and accordingly, no compensation cost had been recognized for stock options issued to employees in prior years. As a result of adopting the fair value method for stock compensation, all future awards will be expensed over the stock options vesting period. We used the Black-Scholes option pricing model to estimate the fair value of options granted.

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often are proceeded by words such as “believes,” “expects,” “may,” “anticipates,” “plans,” “intends,” “assumes,” “will” or similar expressions. Forward-looking statements reflect management’s current expectations, as of the date of this report, and involve certain risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Some of the factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include the “Risk Factors” described in our Registration Statement on Form S-1 (Reg. No 333-132900).

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

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based upon that evaluation, management has concluded that our disclosure controls and procedures are effectively designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Advanced Life Sciences Holdings, Inc.

By:	/s/ Michael T. Flavin, Ph.D.

Michael T. Flavin, Ph.D.
Chairman of the Board, President
and Chief Executive Officer

By	/s/ R. Richard Wieland II

R. Richard Wieland II
Executive Vice President and
Chief Financial Officer

Dated: May 11, 2006

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