Form 10-Q
period 2006-06-30
Advanced Life Sciences Holdings, Inc.
filed 2006-08-14
CIK 1322734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2006

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

As of August 14, 2006, the registrant had 28,258,899 shares of common stock, $0.01 par value per share, outstanding.

ADVANCED LIFE SCIENCES HOLDINGS, INC
(A DEVELOPMENT STAGE ENTITY)
INDEX
Form 10—Q

PART I — FINANCIAL INFORMATION (UNAUDITED)
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 and for the period from inception (January 1, 1999) through June 30, 2006
Condensed Consolidated Statements of Stockholders’ Equity for period from inception (January 1, 1999) through June 30, 2006
Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2006 and 2005 and for the period from inception (January 1, 1999) through June 30, 2006
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II — OTHER INFORMATION
Item 1A.	Risk Factors
Item 6.	Exhibits
Signatures
Exhibit Index

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$39,167,501	$4,749,932
Investments — available for sale	—	10,475,000
Accounts receivable — related party	—	6,160
Prepaid insurance	104,895	362,241
Prepaid expenses and other	2,721,772	118,263

Total current assets	41,994,168	15,711,596

PROPERTY AND EQUIPMENT:
Furniture and fixtures	174,598	147,275
Laboratory equipment	142,928	142,928
Computer software and equipment	211,984	187,771
Leasehold improvements	40,646	40,646

Total property and equipment—at cost	570,156	518,620
Less accumulated depreciation	(315,101)	(267,372)

Property and equipment—net	255,055	251,248

OTHER LONG—TERM ASSETS:
Deferred financing costs	39,753	53,004
Other assets	3,654	6,062

Total other long-term assets	43,407	59,066

TOTAL ASSETS	$42,292,630	$16,021,910

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$148,528	$294,816
Accrued expenses	1,668,986	240,761
Accrued interest payable	12,917	5,334
Short-term lease payable	19,798	14,114

Total current liabilities	1,850,229	555,025

Long-term lease payable	20,678	13,166
Accrued interest payable - related party	—	765,514
Grant payable	500,000	500,000
Notes payable - net of $16,899 debt discount June 30, 2006 & $22,532 December 31, 2005	3,898,101	3,892,468
Notes payable - related party	2,000,000	2,000,000

Total liabilities	8,269,008	7,726,173

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value—June 30, 2006: 60,000,000 shares authorized; 28,258,899 issued and outstanding; December 31, 2005: 17,990,322 shares issued and outstanding;	282,589	179,903
Series A preferred stock of Advanced Life Sciences Inc., no par value—250,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	88,223,792	54,834,373
Deficit accumulated during the development stage	(54,482,759)	(46,718,539)

Total stockholders’ equity (deficit)	34,023,622	8,295,737

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,292,630	$16,021,910

See notes to condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Period From
					Inception
					(January 1, 1999)
	Three months ended June 30,		Six months ended June 30,		Through
	2006	2005	2006	2005	June 30, 2006
Revenue and income:
Management fees	$—	$11,860	$—	$44,379	$1,161,180
Grant	—	—	35,127	—	1,030,910
Royalty—related party	—	—	—	—	45,238

Total revenue and income	—	11,860	35,127	44,379	2,237,328

Expenses:
Research and development	3,579,038	348,146	5,839,416	665,936	37,772,652
Contracted research and development—
related party	—	—	—	—	7,980,299
Selling, general and administrative	1,338,842	470,828	2,488,012	838,572	10,123,130

Total expenses	4,917,880	818,974	8,327,428	1,504,508	55,876,081

Loss from operations	(4,917,880)	(807,114)	(8,292,301)	(1,460,129)	(53,638,753)

Other (income) expense:
Interest Income	(520,100)	—	(800,958)	—	(1,073,174)
Interest expense	128,007	108,938	272,877	204,249	1,917,180

Net other (income) expense	(392,093)	108,938	(528,081)	204,249	844,006

Net loss	(4,525,787)	(916,052)	(7,764,220)	(1,664,378)	(54,482,759)

Less accumulated preferred dividends for the period	43,750	43,750	87,500	87,500	1,232,292

Net loss available to common shareholders	$(4,569,537)	$(959,802)	$(7,851,720)	$(1,751,878)	$(55,715,051)

Basic and diluted net loss per share available to common shareholders	$(0.16)	$(0.09)	$(0.32)	$(0.16)

Weighted average number common shares
outstanding— basic and diluted	28,252,354	10,826,795	24,790,486	10,780,148

See notes to condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1999) THROUGH June 30, 2006
(Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Common Stock		Preferred Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

BALANCE—January 1, 1999 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of common stock in exchange for contributed intellectual property in January 1999	1,588,000	—	—	—	—	—	—
Exchange of shares under recapitalization and spin-off from MediChem Life Sciences, Inc. in June 1999, at historical cost	(1,588,000)	—	250,000	—	—	—	—
Issuance of common stock in June 1999, at $0.157 per share	1,588,000	250,000	—	—	—	—	250,000
Compensation expense related to stock options since inception	—	—	—	—	15,097	—	15,097
Conversion of loans to stockholder into equity, August 2001	—	—	—	—	5,751,753	—	5,751,753
Capital contributions	—	—	—	—	1,165,118	—	1,165,118
Net loss since inception	—	—	—	—	—	(9,274,336)	(9,274,336)

BALANCE—December 31, 2001	1,588,000	250,000	250,000	—	6,931,968	(9,274,336)	(2,092,368)

Capital contributions	—	—	—		1,161,000	—	1,161,000
Net loss	—	—	—	—	—	(1,261,551)	(1,261,551)

BALANCE—December 31, 2002	1,588,000	250,000	250,000	—	8,092,968	(10,535,887)	(2,192,919)

Capital contributions	—	—	—	—	2,337,728	—	2,337,728
Net loss	—	—	—	—	—	(2,551,488)	(2,551,488)

BALANCE—December 31, 2003	1,588,000	250,000	250,000	—	10,430,696	(13,087,375)	(2,406,679)

Issuance of common stock at $0.157 per share	41,685	6,563	—	—	—	—	6,563
Compensation expense related to stock options	—	—	—	—	5,604	—	5,604
Exchange of shares under recapitalization	(1,629,685)	(256,563)	—	—	—	—	(256,563)
Issuance of shares under recapitalization	9,482,015	94,820	—	—	161,743	—	256,563
Capital contributions	—	—	—	—	2,295,731	—	2,295,731
Issuance of 14,887 warrants	—	—	—	—	11,898	—	11,898
Issuance of common stock in exchange for licenses	1,122,569	11,226	—	—	8,988,774	—	9,000,000
Net loss	—	—	—	—	—	(27,186,918)	(27,186,918)

BALANCE—December 31, 2004	10,604,584	106,046	250,000	—	21,894,446	(40,274,293)	(18,273,801)

Issuance of common stock, net of offering costs	6,721,814	67,218	—	—	29,210,558	—	29,277,776
Issuance of stock related to option exercises	63,924	639	—	—	14,240	—	14,879
Compensation expense related to stock options	—	—	—	—	696,204	—	696,204
Issuance of common stock in exchange for
reduction of milestones payable	600,000	6,000	—	—	3,000,000	—	3,006,000
Modification of 14,887 warrants	—	—	—	—	18,925	—	18,925

Net loss	—	—	—	—	—	(6,444,246)	(6,444,246)

BALANCE—December 31, 2005	17,990,322	179,903	250,000	—	54,834,373	(46,718,539)	8,295,737

Issuance of common stock, net of offering costs	10,233,464	102,335	—	—	33,266,653	—	33,368,988
Issuance of stock related to option exercises	35,113	351	—	—	5,161	—	5,512
Compensation expense related to stock options	—	—	—	—	117,605	—	117,605

Net loss	—	—	—	—	—	(7,764,220)	(7,764,220)

BALANCE—June 30, 2006	28,258,899	$282,589	250,000	$—	$88,223,792	$(54,482,759)	$34,023,622

See notes to condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Period From
			Inception
	Six months ended		(January 1, 1999)
	June 30,		Through
	2006	2005	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,764,220)	$(1,664,378)	$(54,482,759)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	47,729	36,377	332,634
Non-cash interest expense	18,884	7,509	44,171
Stock compensation expense	117,605	42,310	834,510
Non-cash research and development	—	—	24,466,667
Settlement of milestone payment	—	—	6,000
Loss on disposal	—	—	11,533
Changes in operating assets and liabilities:
Clinical supplies	—	—	533,333
Accounts receivable, related party	6,160	13,772	—
Prepaid expenses	(2,346,163)	8,061	(2,826,667)
Other assets	2,408	(3,330)	(3,654)
Accounts payable	(218,869)	127,980	46,704
Accrued expenses	1,428,225	(142,526)	1,668,986
Licenses payable	—	(1,000,000)	(11,000,000)
Accrued interest on debt	(757,931)	98,861	590,980

Net cash flows used in operating activities	(9,466,172)	(2,475,364)	(39,777,562)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(45,075)	(4,164)	(428,960)
Proceeds from the sales of investments	14,807,158	—	31,557,158
Purchase of investments	(4,332,158)	—	(31,557,158)

Net cash flows (used in) provided by investing activities	10,429,925	(4,164)	(428,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	33,455,801	563,660	69,943,152
Proceeds from issuance of notes payable	3,915,000	1,267,000	12,933,691
Payments on notes payable	(3,915,000)	—	(3,915,000)
Proceeds from grants	—	500,000	500,000
Proceeds from stock options exercised	5,512	63	26,954
Payments on capital leases	(7,497)	(5,799)	(114,774)

Net cash flows provided by financing activities	33,453,816	2,324,924	79,374,023

NET INCREASE IN CASH	34,417,569	(154,604)	39,167,501

CASH—Beginning of period	4,749,932	194,555	—

CASH—End of period	$39,167,501	$39,951	$39,167,501

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,025,188	$97,645	$1,288,760

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Noncash investment activity:
Purchase of property and equipment under capital leases	$20,693	$41,438	$155,249
Capital expenses included in accounts payable	14,232	—	14,232
Noncash financing activity:
Issuance of common shares for licenses	—	—	9,000,000
Issuance of common shares for reduction of milestone payment	—	—	3,000,000
Offering costs	86,813	948,785	86,813
Debt discount	—	—	30,823
Deferred financing costs	$—	$15,000	$30,000

See notes to condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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

Basis of Presentation— The accompanying unaudited condensed consolidated financial statements of the Company and subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.   However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made.  Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements for the year ended December 31, 2005 and notes thereto. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Advanced Life Sciences, Inc. (“ALS Inc.”)  All significant intercompany balances and transactions have been eliminated.  The results of operations for any interim period are not necessarily indicative of the results of operations expected for the full year.

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Investments— The Company holds marketable debt securities that are classified as available-for-sale, the fair value of which is determined using currently available market prices.  The Company reviews the carrying value of investments each quarter to determine whether an other than temporary decline in market value exists.  If such a decline is deemed to have occurred, the investment is written-down with a charge to other (income) expense, net.   Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of stockholders’ equity in accumulated other comprehensive loss.   Marketable securities available for current operations are classified in the balance sheet as current assets; marketable securities held for long-term purposes are classified as noncurrent assets. Interest income and realized gains and losses on securities are included in “Interest income” in the statements of operations.   As of June 30, 2006, the Company had no marketable securities and therefore no unrealized holding gains or losses were recognized in the statements of operations and stockholders equity.

Revenue and Income Recognition— Small Business Innovation Research grant revenue is recorded as expenses are incurred and services performed in accordance with the terms of the grant agreements.  Royalty revenue is earned from a license of the Company’s chemical process technology.  Under the license, revenue is earned based upon a percentage of reported net sales from a subsidiary of deCODE Genetics, Inc. (“deCODE”), for services that incorporate the licensed technology (see Note 4). Revenue earned through our management agreement with Flavin Ventures is recorded as expenses are incurred and services performed.  Management fees, which are generated from a shared services agreement with Sarawak MediChem Pharmaceuticals, Inc. (“SMP”), are recognized on the cash basis as the collectibility of such fees is not reasonably assured.

Research and Development Expenses— Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of the Company’s proprietary product portfolio.  All such costs are expensed.  Clinical trial costs incurred by third parties are expensed as the contracted work is performed.  The Company estimates both the total cost and time period of the trials and the percent completed as of a particular accounting date.  Research and development expenses resulting from contracts that require payments based upon the progress towards completion of certain milestones are estimated based upon the percentage of completion method. The Company believes that the estimates made as of June 30, 2006 are reflective of the actual expenses incurred as of that date.

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

Stock-Based Compensation— Compensation cost related to share-based payments is measured based on the grant-date fair value of the equity or liability instruments issued.  Compensation expense will be recognized over the period that an employee provides service in exchange for the award.

Effective December 2004, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment.  As prescribed in SFAS No. 123(R) the Company elected to use the ‘‘prospective method’’, which requires expense to be recognized for all awards granted, modified or settled in the year of adoption.  In accordance with accounting standards the in effect, no compensation cost had been recognized for stock options issued to employees prior to 2004.  All stock awards will be expensed over their vesting period. The Company utilized the Black-Scholes option pricing model to estimate the fair value of options.

Variable Interest Entities— The Company determines consolidation of variable interest entities in accordance with FASB Interpretation 46(R), Consolidation of Variable Interest Entities. Our 50/50 joint venture, Sarawak MediChem Pharmaceuticals, has not been included in our consolidated financial statements because the majority of its financial support in the form of contributed capital and debt has been funded by our joint venture partner.

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

2.   Private Placement

In March 2006, the Company completed the private placement of 10,233,464 shares of its common stock to a group of institutional investors at $3.53 per share, resulting in gross proceeds of $36.1 million. In addition to the shares sold, the Company issued warrants to purchase 5,116,732 shares of its common stock at a price of $3.81 per share.  The warrants became exercisable upon issuance and will expire five years from the date of grant.  The warrants contain the right, at the discretion of the purchaser, to convert into common stock through a net exercise provision.  The Company has recorded the issuance of the warrants as a permanent component of equity.  In connection with the offering, the Company paid $2.5 million in underwriting discounts and incurred other offering expenses of $226,000, of which $140,000 was paid through June 30, 2006. The net cash proceeds from the offering were $33.4 million as of June 30, 2006.

3.   Joint Venture

Sarawak MediChem Pharmaceuticals (“SMP”) is a joint venture between the State Government of Sarawak, Malaysia (“Sarawak Government”) and the Company. The Sarawak Government, through Craun Research Sdn Bhd, and ALS Inc. each maintain a 50% equity interest in SMP.

Under the joint venture agreement (the “Agreement”), the Sarawak Government has contributed $9.0 million to SMP through stock subscription payments based on the attainment of certain milestone achievements outlined in the Agreement.  The Company has contributed certain intellectual property and has committed to make scientists available to undertake the research and clinical trials, to train scientists nominated by the Sarawak Government and to permit such scientists to participate in the clinical trials, manufacture, marketing and distribution of any commercial product resulting from the research and development effort.  Additionally, the Sarawak Government has provided long-term loans to SMP of $12.0 million through June 30, 2006.  The Sarawak Government also provided $22,000 in short-term loans during 2005 that was used for patent protection and clinical trial insurance expenses. Accrued interest on all such loans was $6.7 million and $5.3 million as of June 30, 2006 and 2005, respectively.

The Company accounts for its investment in SMP under the modified equity method of accounting, which provides that the Company record its proportional share of earnings once the accumulated deficit incurred by SMP has been recovered.  Accordingly, as of June 30, 2006 and 2005, the Company’s investment in SMP had a carrying value of zero.

According to the terms of the loan agreement with the Sarawak Government, $12.0 million of SMP’s debt is past due. As a result of this default in payment by the joint venture, the Sarawak Government has the option under the loan agreement to take over the control and management of the Calanolide A project or the affairs of the joint venture until such time as the loan is repaid in full. In July 2005, the Sarawak Government asserted its rights to assume control of the management of the joint venture. In December 2005, the Sarawak Government nominated and the Board of Directors of SMP approved the appointment of Mr. Jumastapha bin Lamat as the controlling officer of SMP. Since that time the Company has been transitioning access to the joint venture’s accounting, financial and corporate records to representatives of Mr. Lamat. The Sarawak Government also expressly reserved all contractual and legal remedies available in light of the default and indicated its intent to fully exercise its rights as a creditor of the joint venture. Ultimately, the Company believes that in order for the joint venture to continue, the terms of the debt must be amended to extend its maturity to a date after commercialization of Calanolide A.  Additionally, further development of Calanolide A will require the Company to reach a satisfactory agreement with the Sarawak Government to amend its joint venture relationship and establish the parties’ respective obligations regarding the future funding of the project.

The Company’s joint venture agreement with the Sarawak Government provides that, upon voluntary termination of the joint venture, any liabilities of the joint venture will be settled by the parties equally and all patents or licenses of the joint venture shall be reassigned back to the Company, including rights to clinical trials. In the event of an involuntary termination of the joint venture, the assets of SMP would be liquidated for the benefit of its creditors.  If the joint venture’s assets are insufficient to settle its liabilities, the Company does not believe that the equal settlement of liabilities provision obligates it to contribute funds to the joint venture.

Over the past year, the Company has discussed with the Sarawak Government financial restructuring alternatives for SMP, but has not yet been able to reach a mutually satisfactory agreement.

4.   Related Party Transactions

In 2001, the Company initiated a management services agreement with SMP whereby the Company provides administrative management services to SMP. In return, the Company charges SMP a flat monthly service fee. During 2003, management deemed that the collectibility of the monthly management fee was not reasonably assured. Consequently, management concluded that fee revenue will be recognized on a cash basis.   There were no management fees recognized as revenue under this agreement for the six months ended June 30, 2006 and 2005.  On a cumulative basis, billed and unrecognized fees as of June 30, 2006 and 2005 totaled $615,000 and $582,000, respectively.

The Company’s Chief Executive Officer, Michael T. Flavin, has loaned to the Company $2.0 million (see Note 5).  Interest expense of $97,000 was recorded for the six months ended June 30, 2006 related to the note.

The Company’s line of credit has been secured by 2.5 million shares of the Company’s stock held by Flavin Ventures. (see Note 5).

The Company leases facilities from the BioStart Property Group (“BioStart”), a wholly-owned subsidiary of Flavin Ventures.  Lease costs were $132,000 and $119,000 for the six months ended June 30, 2006 and 2005, respectively.  In April 2006, the Company amended its lease agreement with BioStart.  Under the terms of the amendment, the Company may reduce its required rental payments to BioStart to offset for any shared expenses between the Company and other tenants in the building.

The Series A preferred stock of the Company’s wholly-owned subsidiary, ALS, Inc., is held by deCODE as a result of ALS Inc.’s spin-off from MediChem Life Sciences in January 1999, and MediChem’s subsequent acquisition by deCODE in March 2002.  deCODE provides analytical services to the Company on an as needed basis.  Charges related to analytical services provided totaled $1,000 and $5,000 for the six months ended June 30, 2006 and 2005, respectively.

5.   Long Term Obligations

In September 2001, the Company borrowed $2.0 million from the Chief Executive Officer of the Company pursuant to a promissory note that bears interest at 7.75%.  Accrued but unpaid interest is added to the outstanding principal annually.  Principal plus accrued interest is due in a lump sum on December 31, 2007. In May 2006, the Company’s Board of Directors authorized the payment of accumulated interest on the loan with the Chief Executive Officer, totaling $837,000.  The authorization also provides for monthly payments of accumulated interest until the loan matures on December 31, 2007. As of June 30, 2006 and 2005, the Company had $2.0 million and $2.6 million including accrued interest, respectively, outstanding under the note.

The Company had a $4.0 million line of credit with a financial institution.  Interest under the line is payable monthly, and matures on December 31, 2007.

In April 2006, the Company restructured its $4.0 million line of credit.  The new line of credit provides for a fixed interest rate of 6.75% per annum and a maturity date of January 1, 2008.  The line of credit is secured by substantially all of the Company’s assets, except that the collateral specifically excludes any rights that the Company may have a result of its license agreement with Abbott Laboratories for cethromycin. The line of credit is also secured by 2.5 million shares of the Company’s common stock held by ALS Ventures, LLC.  The line of credit also provides for, among other things, the release of guarantees by Flavin Ventures, LLC, Dr. Michael Flavin and his wife, and John L. Flavin.

In connection with the line of credit, the financial institution received a warrant entitling it to purchase 14,887 shares of the Company’s common stock at an exercise price of $8.02 per share, which was subsequently adjusted to $5.00 per share as a result of the Company’s initial public offering.   The warrant is immediately exercisable and will terminate, if not exercised, on December 21, 2009. At the time of issue the warrant was valued, using the Black-Scholes option pricing model, at $11,900. The amount was recorded as a discount to the related debt and is being amortized to interest expense over the term of the debt.  As a result of a decrease in exercise price under the terms of the warrant in connection with the Company’s initial public offering, the warrant was revalued at $27,000.  The difference between the carrying value and fair value was recorded as a discount to long-term obligations and is being amortized to interest expense over the remaining term of the line of credit.

6.   Stock Option Grants

In March 2006, the Company granted stock options to purchase up to 233,500 shares of common stock to certain employees and scientific advisory board members. The exercise price of the options is the fair market price of the Company’s stock on the date of grant.  The Company recognized compensation expense totaling $118,000 and $42,000 for the six months ended June 30, 2006 and 2005, respectively.

7.   Earnings Per Share

Basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the reporting period.  Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.  The computation of weighted average common shares outstanding for the six months ended June 30, 2005 gives effect to a 3.97-for-one stock split authorized by the Board in June 2005.  The computation of diluted shares outstanding for the periods ended June 30, 2006 and 2005 excludes incremental shares of 6,265,536 and 701,724, related to employee stock options and warrants.  These shares are excluded due to their anti-dilutive effect as a result of the Company’s losses for the periods ended June 30, 2006 and 2005.

8.   Subsequent Events

On July 12, 2006, the Sarawak Government, the largest creditor and 50% partner of the Company’s joint venture SMP filed an involuntary petition under Chapter 7 of the United States Bankruptcy Code for the purpose of liquidating SMP’s assets for the benefit of its creditors.  In connection with this petition, the Sarawak Government initiated settlement discussions with the Company to resolve the matter outside of bankruptcy.  On July 31, 2006, the Sarawak Government filed an extension of the deadline to answer the involuntary petition to allow the parties to the joint venture agreement further time to reach a settlement. Settlement discussions are currently ongoing. The Company is presently unable to determine the ultimate outcome of its SMP joint venture.  However, it is likely that the Company will no longer maintain its equity position in SMP or continue to manage or control the development of Calanolide A or the other intellectual property in its product portfolio.

According to the terms of SMP’s license agreement with the NIH, SMP is required to notify the NIH in the event of that a bankruptcy petition has been filed against SMP to allow the NIH consideration of its rights to terminate the license of Calanolide A at the NIH’s discretion.  As the Company does not manage the SMP joint venture at this point, the Company can only be aware of events to which it is informed and is not aware that the NIH has or intends to terminate the license.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs in the areas of infectious disease, oncology and inflammation. Using our internal discovery capabilities and our network of pharmaceutical and academic partners, we have assembled a promising pipeline of clinical and preclinical product candidates. Our most advanced product candidate, cethromycin, is a novel ketolide antibiotic in Phase III clinical development for the treatment of respiratory tract infections. We also have product candidates in earlier stages of development for the treatment of indications including inflammation-related tissue damage and malignant melanoma.

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

Since our inception we have incurred net losses each year. Our net losses for the six months ended June 30, 2006 and 2005 were  $7.8 million and $1.7 million, respectively.  As of June 30, 2006, we had an accumulated deficit of $54.5 million. Our operations to date have been funded principally through proceeds from our initial public offering in August 2005 (“the IPO”), our private placement in March 2006 (“private placement”), debt and capital contributions made by our Chief Executive Officer and borrowings under our bank line of credit.

We expect to significantly increase the rate of our research and development expenditures as we accelerate our development of cethromycin. Accordingly, our total expenses and net losses will similarly increase. If the clinical testing for our product candidates is delayed, we could incur increased development costs and a delay in our ability to generate revenues. Such delay, depending on its duration, may also require the Company to raise additional capital to fund the completion of clinical trials and other operating activities.

In December 2005, we initiated Phase III clinical trials for cethromycin.  Our Phase III trials compare cethromycin with standard of care therapies for community acquired pneumonia in the United States, Canada, Europe, Central and South America and South Africa.  The objective is to establish statistical non-inferiority against comparators.   The trials are designed to demonstrate a clinical cure rate non-inferiority endpoint using a 95% confidence interval. We anticipate having certain preliminary data from these trials by the end of 2006.

If cethromycin is approved for marketing by the FDA, we plan to sell cethromycin using a commercial partner to access the primary care physician market and to build and utilize a focused internal sales force that will market directly to early adopters such as, but not limited to, pulmonary medicine and infectious disease physicians.

Results of Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Revenue and income.  The Company had no revenue for the three months ended June 30, 2006 compared to $12,000 for the three months ended June 30, 2005.  Revenue derived from our management agreement with Flavin Ventures wherein we provided management and administrative services to a series of companies jointly owned by Flavin Ventures ended after we were notified in December 2005 that the management services would no longer be needed.

Research and development expense. Total research and development expense increased $3.2 million to $3.6 million for the three months ended June 30, 2006 compared to $348,000 for the three months ended June 30, 2005. The increase is attributable to our cethromycin development program.  Our development strategy to date has been focused on ensuring the availability of clinical supplies of cethromycin and its comparator as well as the initiation of the clinical sites.  The sites initiated to date are in the United States and Canada.  In the second quarter of 2006 we worked to initiate clinical sites in South Africa and South America, coinciding with the beginning of the community acquired pneumonia season in both locations.  Throughout 2006, as our clinical trials progress, we expect research and development expenditures to increase substantially.  The largest component of our development expense is the cost to conduct our clinical trials.  Since our clinical trial contracts are largely milestone based, dependent on clinical site initiation and patient enrollment, research and development expense will vary based upon the progress of the trials.

General and administrative expense.  General and administrative expense increased $868,000 to $1.3 million for the three months ended June 30, 2006 compared to $471,000 for the three months ended June 30, 2005.  Approximately $341,000 of this increase was attributable to expenses incurred operating as a public company such as director and officer insurance, SEC compliance related expenses and listing fees.  Compensation and related expenses accounted for an incremental expense of $337,000 for the three months ended June 30, 2006.  The remaining increase of $190,000 resulted from marketing research expenditures related to the commercialization of cethromycin as well as increased travel related to our clinical trials and investor relations programs.

 Interest income.  Interest income was $520,000 for the three months ended June 30, 2006.  The Company had no interest income in the prior year period.  Interest income is derived through the investment of funds received from our initial public offering and private placement proceeds in marketable debt securities and money market funds.

Interest expense. Interest expense increased $19,000 to $128,000 for the three months ended June 30, 2006 from $109,000 for the three months ended June 30, 2005.  Interest expense increased due to a 2.0% increase in the prime rate between June 30, 2005 and 2006 as well as incremental borrowings of $915,000 on our line of credit.

        Six months ended June 30, 2006 compared to six months ended June 30, 2005

        Revenue and income.  Total revenue and income decreased by $9,000 to $35,000 for the six months ended June 30, 2006 compared to $44,000 for the six months ended June 30, 2005.  Revenue in 2006 was derived from Small Business Innovative Research  (“SBIR”) grants in the amount of $35,000 for the six months ended June 30, 2006, resulting from the completion of a phase I grant awarded during the third quarter of 2005.  Although we regularly submit grants to the National Institutes for Health, no additional awards have been made to date and we do not expect to recognize additional revenue for the remainder of 2006.

Revenue in 2005 was derived from our management agreement with Flavin Ventures wherein we provided management and administrative services to a series of companies jointly owned by Flavin Ventures.  Revenue related to the management agreement decreased to $0 for the six months ended June 30, 2006 compared to $44,000 for the six months ended June 30, 2005.  We were notified by Flavin Ventures in December of 2005 that the management services would no longer be needed.

        Research and development expense. Research and development expense increased $5.1 million to $5.8 million for the six months ended June 30, 2006 compared to $666,000 for the six months ended June 30, 2005 and is attributable to our cethromycin development program.

       General and administrative expense. General and administrative expense increased $1.7 million to $2.5 million for the six months ended June 30, 2006 compared to $839,000 for the six months ended June 30, 2005.  Approximately $720,000 of this increase was attributable to expenses incurred operating as public company during 2006.  Compensation and related expenses accounted for an incremental expense of $635,000 for the six months ended June 30, 2006, the majority of which relates to the implementation of our senior management compensation program that was initiated by our board during the first quarter of 2006 to adjust compensation to current market levels and provide incentives for key personnel to achieve cethromycin development goals.  The remaining increase of $345,000 represents additional expenditures to support our ongoing commercialization efforts for cethromycin, expanded patent protection costs for our proprietary portfolio of compounds, as well as increased travel related to our clinical trials and investor relations programs.

         Interest income.  Interest income increased $801,000 for the six months ended June 30, 2006 from $0 for the six months ended June 30, 2005.  Interest income is derived through the investment of our IPO and private placement proceeds in marketable debt securities and money market funds.

         Interest expense.  Interest expense increased $69,000 to $273,000 for the six months ended June 30, 2006 from $204,000 for the six months ended June 30, 2005.  Interest expense increased due to a 2.0% increase in the prime rate between June 30, 2005 and 2006 as well as incremental borrowings of $915,000 on our line of credit for the same period.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development and general and administrative expenses. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $54.5 million and $46.7 million as of June 30, 2006 and December 31, 2005, respectively, and we expect to incur significant and increasing operating losses for the foreseeable future. Our working capital as of June 30, 2006 amounted to $40.1 million. Cash and cash equivalents was $39.2 million as of June 30, 2006. Since our inception in 1999 to August 2005, we financed our operations primarily through debt and capital contributions from our founder and controlling stockholder and borrowings under our bank line of credit.  In August 2005 we completed our initial public offering in which we raised $28.7 million, net of underwriters discount and offering costs.  In March 2006 we completed a private placement in which we raised $33.4 million, net of underwriters discount and offering costs.

In September 2001, our Chief Executive Officer made a $2.0 million loan to us. The loan accrues interest at the rate of 7.75%, compounded annually, and is due and payable on December 31, 2007.   The balance of the loan and accrued interest was $2.0 million as of June 30, 2006.

We have a $4.0 million line of credit with a local financial institution.  As of June 30, 2006, the line of credit had an outstanding balance of $3.9 million bearing interest of 6.75% per annum.  Interest is payable monthly, and matures on December 31, 2007.  The line of credit is secured by the assets of the Company, excluding any rights that we may have as result of our license agreement with Abbott Laboratories for cethromycin, as well as approximately 2.5 million shares of our common stock held by Flavin Ventures. (see Note 5 to the condensed consolidated financial statements).

During the six months ended June 30, 2006, cash used in operating activities totaled $9.5 million.  Approximately $7.2 million was used for the development of cethromycin, $137,000 for research activities related to our proprietary portfolio of compounds, net of $35,000 received from SBIR grant funding, and $2.9 million for general operations which was offset by $729,000 of net interest income. Cash provided by investing activities totaled $10.4 million during the six months ended June 30, 2006 and related to investments sold that had reached maturity and subsequently were reinvested in cash equivalents.  Cash provided from financing activities totaled $33.5 million during the six months ended June 30, 2006 due to the sale of our common stock through the completion of our private placement.

Contractual Obligations

As of  June 30, 2006, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of research, development and license agreements including the potential product based milestones which could be due to Abbott, are as follows:

	Payments Due by December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt	$—	$2,000,000	$3,915,000	$—	$—	$—	$5,915,000
Interest	209,631	419,263	—	—	—	—	628,894
Abbott license payments	—	10,000,000	30,000,000	—	—	—	40,000,000
Cethromycin development costs	17,700,000	3,900,000	8,000	—	—	—	21,608,000
Operating leases	114,365	234,789	160,645	—	—	—	509,799
Capital leases	11,830	20,348	6,238	6,238	2,079	—	46,733
Total	$18,035,826	$16,574,400	$34,089,883	$6,238	$2,079	$—	$68,708,426

In the first half of 2006 we executed contracts totaling $26.6 million related to our clinical development of cethromycin.  Of this amount, $19.5 million represents the costs we will incur to complete the Phase III pivotal clinical trials, $2.3 million relates to cardiac safety studies, clinical laboratory support for the trials, and the manufacture and analysis of clinical supplies for the trials and $4.8 million relates to the manufacture of test batches of cethromycin required for the new drug application to the FDA.  Payments due under these contracts occur primarily over the next twelve months.  The majority of these payments are milestone-based and the periods in which milestone obligations become payable are only estimates due to uncertainties in patient enrollment.

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

Our long-term commitments under operating leases shown above consist of payments made to a related party relating to our facility lease in Woodridge, Illinois, which expires in September of 2008.

In July 2006, we executed a contract totaling $1.7 million to measure the efficacy of cethromycin against inhalation anthrax in non-human primates.  We expect to expend $785,000 during the remainder of this year and $915,000 in 2007 under the terms of this contract.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included in this quarterly report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

Research and Development

Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of the Company’s proprietary product portfolio.  All such costs are expensed as incurred.  Clinical trial costs incurred by third parties are expensed as the contracted work is performed.  The Company estimates both the total cost and time period of the trials and the percent completed as of that accounting date.  Research and development expenses resulting from contracts that require payments based upon the achievement of certain milestones are estimated based upon progress towards completion.   The Company believes that the estimates made as of June 30, 2006 are reflective of the actual expenses incurred as of that date.

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

Stock-based Compensation

Effective December 2004, we adopted Statement of Financial Accounting Standards SFAS No. 123(R) Share-Based Payment.  As prescribed in SFAS No. 123(R) we elected to use the ‘‘prospective method’’, which requires expense to be recognized for all awards granted, modified or settled in the year of adoption. In accordance with accounting standards then in effect, no compensation cost had been recognized for stock options issued to employees prior to 2004.  All stock awards will be expensed over their vesting period. We used the Black-Scholes option pricing model to estimate the fair value of options granted.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents that have maturities of less than one year. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes.  Our most liquid assets are cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. We also believe that we have intangible assets in the value of our intellectual property. In accordance with generally accepted accounting principles, we have not capitalized the value of this intellectual property on our balance sheet. Due to the nature of this intellectual property, we believe that these intangible assets are not affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

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

PART II — OTHER INFORMATION

Item IA.   Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item IA. Risk Factors” on pages 17 through 30 of our 2005 Annual Report on Form 10-K. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this report and elsewhere.  In addition to the factors included in the Form 10-K, the reader should also consider the following risks factors with material changes from risk factors previously disclosed:

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

The FDA required one of our competitors, Aventis Pharmaceuticals, to undertake a 24,000 patient safety study prior to approving Ketek® for commercialization. Since Ketek’s introduction in the United States, the FDA has received reports of acute liver failure, including four deaths, among people treated with Ketek.  In June of 2006, Aventis agreed to revise the label for Ketek.  The revised label contains a bolded warning and additional information relating to the nature and characterization of hepatic events, as well as revised recommendations for the use of Ketek in patients with myasthenia gravis.  Abbott’s studies to date and our ongoing clinical program will include monitoring of cardiac and hepatic safety.  We do not expect the FDA to require a similarly sized trial for cethromycin because Ketek was the first ketolide introduced and no previous safety testing had been conducted for this class of antibiotics. However, if the FDA does require a larger than anticipated safety trial for cethromycin, it would significantly increase our costs and extend the time required to receive regulatory approval.

If we are unable to restructure the debt and joint venture relationship with the State Government of Sarawak, Malaysia, then our development program for Calanolide A may be delayed or abandoned.

The intellectual property for Calanolide A is held by Sarawak MediChem Pharmaceuticals, Inc., our 50/50 joint venture with the State Government of Sarawak, Malaysia. The original intent of our business relationship was that we would contribute intellectual property and management to the joint venture and our partner would provide funding. To advance Calanolide A, the Sarawak Government funded $9.0 million by purchasing its 50% equity position and loaned an additional $12.0 million to the joint venture. According to the terms of the loan agreement with the Sarawak Government, $12.0 million of this debt is past due. As a result of this default in payment by the joint venture, the Sarawak Government has the option under the loan agreement to take over the control and management of the Calanolide A project or the affairs of the joint venture until such time as the loan is repaid in full. In July 2005, the Sarawak Government asserted its rights to assume control of the management of the joint venture. In December 2005, the Sarawak Government nominated and the Board of Directors of SMP approved the appointment of Mr. Jumastapha bin Lamat as the controlling officer of SMP. Since that time we have been transitioning access to the joint venture’s accounting, financial and corporate records to representatives of Mr. Lamat. The Sarawak Government also expressly reserved all contractual and legal remedies available in light of the default and indicated its intent to fully exercise its rights as a creditor of the joint venture. Ultimately, we believe that in order for the joint venture to continue, the terms of the debt must be amended to extend its maturity to a date after commercialization of Calanolide A.  Additionally, further development of Calanolide A will require us to reach a satisfactory agreement with the Sarawak Government to amend our joint venture relationship and establish our respective obligations regarding the future funding of the project.

Our joint venture agreement with the Sarawak Government provides that, upon voluntary termination of the joint venture, any liabilities of the joint venture will be settled by the parties equally and all patents or licenses of the joint venture shall be reassigned back to us, including rights to clinical trials. In the event of an involuntary termination of the joint venture, the assets of SMP would be liquidated for the benefit of its creditors.  If the joint venture’s assets are insufficient to settle its liabilities, we do not believe that the equal settlement of liabilities provision obligates us to contribute funds to the joint venture.

Over the past year, we have discussed with the Sarawak Government financial restructuring alternatives for SMP, but have not been able to reach a mutually satisfactory agreement. On July 12, 2006, the Sarawak Government, the largest creditor and 50% partner of our joint venture SMP filed an involuntary petition under Chapter 7 of the United States Bankruptcy Code for the purpose of liquidating SMP’s assets for the benefit of its creditors.  In connection with this petition, the Sarawak Government initiated settlement discussions with the Company to resolve the matter outside of bankruptcy.  On July 31, 2006, the Sarawak Government filed an extension of the deadline to answer the involuntary petition to allow the parties to the joint venture agreement further time to reach a settlement.  We are presently unable to determine the ultimate outcome of our SMP joint venture.  However, it is likely that we will no longer maintain our equity position in SMP or continue to manage or control the development of Calanolide A or the other intellectual property in its product portfolio.

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

 Dated: August 14, 2006

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