Form 10-Q
period 2006-09-30
Advanced Life Sciences Holdings, Inc.
filed 2006-11-08
CIK 1322734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2006

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

As of November 6, 2006, the registrant had 28,279,649 shares of common stock, $0.01 par value per share, outstanding.

ADVANCED LIFE SCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTITY)
INDEX
Form 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)
Item 1.	Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 and for the period from inception (January 1, 1999) through September 30, 2006
Condensed Consolidated Statements of Stockholders’ Equity for period from inception (January 1, 1999) through September 30, 2006
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 and for the period from inception (January 1, 1999) through September 30, 2006
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Item 5.	Other

PART II — OTHER INFORMATION
Item 6.	Exhibits
Signatures
Exhibit Index

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$32,042,342	$4,749,932
Investments - available for sale	—	10,475,000
Accounts receivable - related party	—	6,160
Prepaid insurance	559,318	362,241
Prepaid clinical trials	2,551,799	4,500
Other prepaid expenses and deposits	451,296	113,763
Total current assets	35,604,755	15,711,596

PROPERTY AND EQUIPMENT:
Furniture and fixtures	250,307	147,275
Laboratory equipment	142,928	142,928
Computer software and equipment	216,480	187,771
Leasehold improvements	182,839	40,646
Total property and equipment—at cost	792,554	518,620
Less accumulated depreciation	(348,331)	(267,372)
Property and equipment—net	444,223	251,248

OTHER LONG-TERM ASSETS:
Deferred financing costs	33,127	53,004
Other assets	1,452	6,062
Total other long-term assets	34,579	59,066

TOTAL ASSETS	$36,083,557	$16,021,910

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$557,522	$294,816
Accrued clinical trial expenses	1,205,058	83,186
Other accrued expenses	652,343	157,575
Accrued interest payable	—	5,334
Short-term lease payable	21,926	14,114
Total current liabilities	2,436,849	555,025

Long-term lease payable	22,761	13,166
Accrued interest payable - related party	—	765,514
Grant payable	500,000	500,000
Notes payable - net of $14,083 debt discount September 30, 2006 & $22,532 December 31, 2005	3,900,917	3,892,468
Notes payable - related party	2,000,000	2,000,000
Total liabilities	8,860,527	7,726,173

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value—September 30, 2006: 60,000,000 shares authorized; 28,268,899 issued and outstanding; December 31, 2005: 17,990,322 shares issued and outstanding;	282,689	179,903
Series A preferred stock of Advanced Life Sciences Inc., no par value—250,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	88,297,045	54,834,373
Deficit accumulated during the development stage	(61,356,704)	(46,718,539)
Total stockholders’ equity	27,223,030	8,295,737

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,083,557	$16,021,910

See notes to condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Inception
					(January 1, 1999)
					Through
	Three months ended September 30,		Nine months ended September 30,		September 30,
	2006	2005	2006	2005	2006
Revenue and income:
Management fees	$—	$8,502	$—	$52,881	$1,161,180
Grant	—	—	35,127	—	1,030,910
Royalty—related party	—	—	—	—	45,238

Total revenue and income	—	8,502	35,127	52,881	2,237,328

Expenses:
Research and development	5,730,269	938,813	11,569,685	1,604,749	43,502,921
Contracted research and development—related party	—	—	—	—	7,980,299
Selling, general and administrative	1,489,502	1,239,674	3,977,514	2,078,246	11,612,632

Total expenses	7,219,771	2,178,487	15,547,199	3,682,995	63,095,852

Loss from operations	(7,219,771)	(2,169,985)	(15,512,072)	(3,630,114)	(60,858,524)

Other (income) expense:
Interest Income	(466,475)	(97,712)	(1,267,433)	(97,712)	(1,539,649)
Interest expense	120,649	135,925	393,526	340,174	2,037,829

Net other (income) expense	(345,826)	38,213	(873,907)	242,462	498,180

Net loss	(6,873,945)	(2,208,198)	(14,638,165)	(3,872,576)	(61,356,704)

Less accumulated preferred dividends for the period	43,750	43,750	131,250	131,250	1,276,042

Net loss available to common shareholders	$(6,917,695)	$(2,251,948)	$(14,769,415)	$(4,003,826)	$(62,632,746)

Basic and diluted net loss per share available to common shareholders	$(0.24)	$(0.15)	$(0.57)	$(0.33)

Weighted average number common shares outstanding- basic and diluted	28,268,247	14,819,191	25,962,479	12,134,776

See notes to condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1999) THROUGH September 30, 2006
(Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Common Stock		Preferred Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
BALANCE—January 1, 1999 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock in exchange for contributed intellectual property in January 1999	1,588,000	—	—	—	—	—	—
Exchange of shares under recapitalization and spin-off from MediChem Life Sciences, Inc. in June 1999, at historical cost	(1,588,000)	—	250,000	—	—	—	—
Issuance of common stock in June 1999, at $0.157 per share	1,588,000	250,000	—	—	—	—	250,000
Compensation expense related to stock options since inception	—	—	—	—	15,097	—	15,097
Conversion of loans to stockholder into equity, August 2001	—	—	—	—	5,751,753	—	5,751,753
Capital contributions	—	—	—	—	1,165,118	—	1,165,118
Net loss since inception	—	—	—	—	—	(9,274,336)	(9,274,336)

BALANCE—December 31, 2001	1,588,000	250,000	250,000	—	6,931,968	(9,274,336)	(2,092,368)
Capital contributions	—	—	—		1,161,000	—	1,161,000
Net loss	—	—	—	—	—	(1,261,551)	(1,261,551)

BALANCE—December 31, 2002	1,588,000	250,000	250,000	—	8,092,968	(10,535,887)	(2,192,919)
Capital contributions	—	—	—	—	2,337,728	—	2,337,728
Net loss	—	—	—	—	—	(2,551,488)	(2,551,488)

BALANCE—December 31, 2003	1,588,000	250,000	250,000	—	10,430,696	(13,087,375)	(2,406,679)
Issuance of common stock at $0.157 per share	41,685	6,563	—	—	—	—	6,563
Compensation expense related to stock options	—	—	—	—	5,604	—	5,604
Exchange of shares under recapitalization	(1,629,685)	(256,563)	—	—	—	—	(256,563)
Issuance of shares under recapitalization	9,482,015	94,820	—	—	161,743	—	256,563
Capital contributions	—	—	—	—	2,295,731	—	2,295,731
Issuance of 14,887 warrants	—	—	—	—	11,898	—	11,898
Issuance of common stock in exchange for licenses	1,122,569	11,226	—	—	8,988,774	—	9,000,000
Net loss	—	—	—	—	—	(27,186,918)	(27,186,918)

BALANCE—December 31, 2004	10,604,584	106,046	250,000	—	21,894,446	(40,274,293)	(18,273,801)
Issuance of common stock, net of offering costs	6,721,814	67,218	—	—	29,210,558	—	29,277,776
Issuance of stock related to option exercises	63,924	639	—	—	14,240	—	14,879
Compensation expense related to stock options	—	—	—	—	696,204	—	696,204
Issuance of common stock in exchange for reduction of milestones payable	600,000	6,000	—	—	3,000,000	—	3,006,000
Modification of 14,887 warrants	—	—	—	—	18,925	—	18,925
Net loss	—	—	—	—	—	(6,444,246)	(6,444,246)

BALANCE—December 31, 2005	17,990,322	179,903	250,000	—	54,834,373	(46,718,539)	8,295,737
Issuance of common stock, net of offering costs	10,233,464	102,335	—	—	33,266,653	—	33,368,988
Issuance of stock related to option exercises	45,113	451	—	—	6,631	—	7,082
Compensation expense related to stock options	—	—	—	—	189,388	—	189,388
Net loss	—	—	—	—	—	(14,638,165)	(14,638,165)

BALANCE—September 30, 2006	28,268,899	$282,689	250,000	$—	$88,297,045	$(61,356,704)	$27,223,030

See notes to condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Period From
			Inception
	Nine months ended		(January 1, 1999)
	September 30,		Through
	2006	2005	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,638,165)	$(3,872,576)	$(61,356,704)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	80,959	54,837	365,864
Non-cash interest expense	28,326	15,713	53,613
Stock compensation expense	189,388	434,888	906,293
Non-cash research and development	—	—	24,466,667
Settlement of milestone payment	—	6,000	6,000
Loss on disposal	—	—	11,533
Changes in operating assets and liabilities:
Clinical supplies	—	—	533,333
Accounts receivable, related party	6,160	21,204	—
Other prepaid expenses	(3,081,909)	(492,867)	(3,562,413)
Other assets	4,610	(3,330)	(1,452)
Accounts payable	277,110	(73,467)	542,683
Accrued expenses	1,616,640	65,796	1,857,401
Licenses payable	—	(9,000,000)	(11,000,000)
Accrued interest on debt	(770,848)	148,811	578,063
Net cash flows used in operating activities	(16,287,729)	(12,694,991)	(46,599,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(258,645)	(27,419)	(642,530)
Proceeds from the sales of investments	14,807,158	1,000,000	31,557,158
Purchase of investments	(4,332,158)	(10,375,000)	(31,557,158)
Net cash flows (used in) provided by investing activities	10,216,355	(9,402,419)	(642,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	33,368,988	29,273,676	69,856,339
Proceeds from issuance of notes payable	3,915,000	1,610,000	12,933,691
Payments on notes payable	(3,915,000)	—	(3,915,000)
Proceeds from grants	—	500,000	500,000
Proceeds from stock options exercised	7,082	9,879	28,524
Payments on capital leases	(12,286)	(8,873)	(119,563)
Net cash flows provided by financing activities	33,363,784	31,384,682	79,283,991

NET INCREASE IN CASH	27,292,410	9,287,272	32,042,342

CASH—Beginning of period	4,749,932	194,555	—

CASH—End of period	$32,042,342	$9,481,827	$32,042,342

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,147,031	$169,416	$1,410,603

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Noncash investment activity:
Purchase of property and equipment under capital leases	$29,693	$—	$164,249
Capital expenses included in accounts payable	14,404	—	14,404
Noncash financing activity:
Issuance of common shares for licenses	—	—	9,000,000
Issuance of common shares for reduction of milestone payment	—	3,000,000	3,000,000
Debt discount	—	18,925	30,823
Deferred financing costs	$—	$15,000	$30,000

See notes to condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC
( A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

Investments—The Company has, at times, invested in marketable debt securities which were classified as available-for-sale, the fair value of which was determined using currently available market prices.  The Company reviews the carrying value of investments each quarter to determine whether an other than temporary decline in market value exists.  If such a decline is deemed to have occurred, the investment is written-down with a charge to other (income) expense, net.   Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of stockholders’ equity in accumulated other comprehensive loss.   Marketable securities available for current operations are classified in the balance sheet as current assets; marketable securities held for long-term purposes are classified as noncurrent assets. Interest income and realized gains and losses on securities are included in “Interest income” in the statements of operations.   As of September 30, 2006, the Company had no marketable securities and therefore no unrealized holding gains or losses were recognized in the statements of operations and stockholders equity.

Revenue and Income Recognition—Small Business Innovation Research grant revenue is recorded as expenses are incurred and services performed in accordance with the terms of the grant agreements.  Royalty revenue is earned from a license of the Company’s chemical process technology.  Under the license, revenue is earned based upon a percentage of reported net sales from a subsidiary of deCODE Genetics, Inc. (“deCODE”), for services that incorporate the licensed technology (see Note 4). Revenue earned through our management agreement with Flavin Ventures, LLC. is recorded as expenses are incurred and services performed.  Management fees, which are generated from a shared services agreement with Sarawak MediChem Pharmaceuticals, Inc. (“SMP”), are recognized on the cash basis as the collectibility of such fees is not reasonably assured (see Note 3 for recent developments concerning SMP).

Research and Development Expenses—Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of the Company’s proprietary product portfolio.  All such costs are expensed.  Clinical trial costs incurred by third parties are expensed as the contracted work is performed.  The Company estimates both the total cost and time period of the trials and the percent completed as of that accounting date.  Research and development expenses resulting from contracts that require payments based upon the progress towards completion of certain milestones are estimated based upon the percentage of completion method. The Company believes that the estimates made as of September 30, 2006 are reflective of the actual expenses incurred as of that date.

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

Stock-Based Compensation—Compensation cost related to share-based payments is measured based on the grant-date fair value of the equity or liability instruments issued.  Compensation expense will be recognized over the period that an employee provides service in exchange for the award.

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

Variable Interest Entities— The Company determines consolidation of variable interest entities in accordance with FASB Interpretation 46(R), Consolidation of Variable Interest Entities. Our 50/50 joint venture, Sarawak MediChem Pharmaceuticals, has not been included in our consolidated financial statements because the majority of its financial support in the form of contributed capital and debt has been funded by our joint venture partner (see Note 3 for recent developments concerning SMP).

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

2. Private Placement

In March 2006, the Company completed the private placement of 10,233,464 shares of its common stock to a group of institutional investors at $3.53 per share, resulting in gross proceeds of $36.1 million. In addition to the shares sold, the Company issued warrants to purchase 5,116,732 shares of its common stock at a price of $3.81 per share.  The warrants became exercisable upon issuance and will expire five years from the date of grant.  The warrants contain the right, at the discretion of the purchaser, to convert into common stock through a net exercise provision.  The Company has recorded the issuance of the warrants as a permanent component of equity.  In connection with the offering, the Company paid $2.5 million in underwriting discounts and incurred other offering expenses of $226,000. The net cash proceeds from the offering were $33.4 million as of September 30, 2006.

3. Joint Venture

Sarawak MediChem Pharmaceuticals (“SMP”) is a joint venture between the State Government of Sarawak, Malaysia (“Sarawak Government”) and the Company.  The Sarawak Government, through CRAUN Research Sdn Bhd (“CRAUN”), and ALS Inc. each maintain a 50% equity interest in SMP.

Under the joint venture agreement (the “JV Agreement”), Sarawak Government contributed $9.0 million to SMP through stock subscription payments based on the attainment of certain milestone achievements outlined in the Agreement.  The Company contributed certain intellectual property and committed to make scientists available to undertake the research and clinical trials, to train scientists nominated by the Sarawak Government and to permit such scientists to participate in the clinical trials, manufacture, marketing and distribution of any commercial product resulting from the research and development effort.  Additionally, the Sarawak Government provided long-term loans to SMP of $12.0 million through September 30, 2006.  The Sarawak Government also provided $22,000 in short-term loans during 2005 that were used for patent protection and clinical trial insurance expenses. Accrued interest on all such loans was $7.0 million and $5.7 million as of September 30, 2006 and 2005, respectively.

According to the terms of the loan agreement with the Sarawak Government, $12.0 million of SMP’s debt is past due. In December of 2005, as a result of this default in payment by SMP, the Sarawak Government appointed its representative as an officer of SMP for purposes of assuming control of the affairs and management of SMP.  The Sarawak Government expressly reserved all contractual and legal remedies available in light of the default and indicated its intent to fully exercise its rights as a creditor of the joint venture.

On July 12, 2006, the Sarawak Government filed an involuntary chapter 7 petition against SMP for the purpose of liquidating SMP’s assets for the benefit of its creditors.  The Sarawak Government filed an extension of the deadline to answer the involuntary petition until October 31, 2006, to allow the parties to the JV agreement further time to reach a settlement agreement.

On October 27, 2006, the Company and ALS Inc. entered into a Stock Purchase Agreement with the Sarawak Government, pursuant to which the Sarawak Government, through CRAUN agreed to purchase ALS Inc.’s 50% equity interest in SMP.  Under the terms of the Stock Purchase Agreement, the Sarawak Government will own 100% of SMP and its HIV-therapeutic candidate, Calanolide A, in exchange for a $1 million cash payment to ALS Inc.  The parties made certain representations and warranties in the Stock Purchase Agreement and mutually agreed to waive any future legal claims otherwise arising out of the SMP joint venture.  In connection with this transaction, ALS Inc. and the Sarawak Government have agreed to terminate the JV Agreement, which would release the Company and ALS Inc. from any future obligations to SMP.  On October 30, 2006, in light of the Stock Purchase Agreement, the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division, granted the joint motion of the Sarawak Government and SMP to dismiss the petition for chapter 7 involuntary bankruptcy that the Sarawak Government filed against SMP on July 12, 2006.  The closing of the Stock Purchase Agreement is dependant upon, among other things, the order dismissing the bankruptcy case becoming a final, non-appealable order.  Currently, this transaction is scheduled to close no later than December 21, 2006.

The Company accounts for its investment in SMP under the modified equity method of accounting, which provides that the Company record its proportional share of earnings once the accumulated deficit incurred by SMP has been recovered.  Accordingly, as of September 30, 2006 and 2005, the Company’s investment in SMP had a carrying value of zero.  The Company’s sale of the 50% interest in SMP is expected to result in a $1.0 million gain, less direct expenses incurred from the sale, which will be recorded in fourth quarter of 2006.

4. Related Party Transactions

In 2001, the Company initiated a management services agreement with SMP whereby the Company provides administrative management services to SMP. In return, the Company charges SMP a flat monthly service fee. During 2003, management deemed that the collectibility of the monthly management fee was not reasonably assured. Consequently, management concluded that fee revenue will be recognized on a cash basis.   There were no management fees recognized as revenue under this agreement for the nine months ended September 30, 2006 and 2005.  On a cumulative basis, billed and unrecognized fees as of September 30, 2006 and 2005 totaled $615,000.  As part of our agreement to sell our 50% interest in SMP (see Note 3), we agreed that the $615,000 will not be paid to the Company; however, as the Company had not recognized these fees as income there will be no effect on our financial statements.

The Company’s Chief Executive Officer, Michael T. Flavin, has loaned to the Company $2.0 million (see Note 5).  Interest expense of $136,000 and $149,000 was recorded for the nine months ended September 30, 2006 and 2005, respectively, related to the note.

The Company’s line of credit has been secured by 2.5 million shares of the Company’s stock held by Flavin Ventures. (see Note 5).

The Company leases facilities from the BioStart Property Group, LLC. (“BioStart”), a wholly-owned subsidiary of Flavin Ventures.  Lease costs were $187,000 and $168,000 for the nine months ended September 30, 2006 and 2005, respectively.  In April 2006, the Company amended its lease agreement with BioStart.  Under the terms of the amendment, the Company may reduce its required rental payments to BioStart to offset for any shared expenses between the Company and other tenants in the building.

The Series A preferred stock of the Company’s wholly-owned subsidiary, ALS, Inc., is held by deCODE as a result of ALS Inc.’s spin-off from MediChem Life Sciences in January 1999, and MediChem’s subsequent acquisition by deCODE in March 2002.  deCODE provides analytical services to the Company on an as needed basis.  Charges related to analytical services provided totaled $3,650 and $9,000 for the nine months ended September 30, 2006 and 2005, respectively.

5. Long Term Obligations

In September 2001, the Company entered into a $2.0 million promissory note with the Chief Executive Officer of the Company which bears interest at 7.75%.  Accrued but unpaid interest is added to the outstanding principal annually.  Principal plus accrued interest is due in a lump sum on December 31, 2007.   As of September 30, 2006 and December 31, 2005, the Company had $2.0 million and $2.8 million including accrued interest, respectively, outstanding under the note.  In May 2006, the Company’s Board of Directors authorized the payment of accumulated interest on the loan with the Chief Executive Officer, totaling $837,000.  The authorization also provides for monthly payments of accumulated interest until the loan matures on December 31, 2007.

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

In April 2006, the Company restructured its $4.0 million line of credit.  The new line of credit provides for a fixed interest rate of 6.75% per annum and a maturity date of January 1, 2008.  The line of credit is secured by substantially all of the Company’s assets, except that the collateral specifically excludes any rights that the Company may have a result of its license agreement with Abbott Laboratories for cethromycin and 2.5 million shares of the Company’s common stock held by ALS Ventures, LLC.  The new line of credit also provides for, among other things, the release of guarantees by Flavin Ventures, LLC, Dr. Michael Flavin and his wife, and John L. Flavin.

6. Earnings Per Share

Basic loss per share are computed by dividing net loss by the number of weighted average common shares outstanding during the reporting period.  Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.  The computation of weighted average common shares outstanding for the nine months ended September 30, 2005 gives effect to a 3.97-for-one stock split authorized by the Board in June 2005.  The computation of diluted shares outstanding for the periods ended September 30, 2006 and 2005 excludes incremental shares of 6,254,965 and 681,921, related to employee stock options and warrants.  These shares are excluded due to their anti-dilutive effect as a result of the Company’s losses for the periods ended September 30, 2006 and 2005.

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

None of our product candidates have been approved by the Food and Drug Administration (“FDA”) or any comparable foreign agencies, and we have not generated any significant revenues to date. Our ability to generate revenues in the future will depend on our ability to meet development or regulatory milestones under any license agreements that trigger payments to us, to enter into new license agreements for other products or territories and to receive regulatory approvals for, and successfully commercialize, our product candidates either directly or through commercial partners.

Since our inception we have incurred net losses each year. Our net losses for the nine months ended September 30, 2006 and 2005 were $14.8 million and $4.0 million, respectively.  As of September 30, 2006, we had an accumulated deficit of $61.4 million. Our operations to date have been funded principally through proceeds from our initial public offering in August 2005 (“the IPO”), our private placement in March 2006 (“private placement”), debt and capital contributions made by our Chief Executive Officer and borrowings under our bank line of credit.

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

In December 2005, we initiated Phase III clinical trials for cethromycin.  Our Phase III trials compare cethromycin with standard of care therapies for community acquired pneumonia (CAP) in the United States, Canada, Europe, South America and South Africa.  The objective is to establish statistical non-inferiority against comparators.   Each trial will seek to demonstrate statistical non-inferiority to a comparator agent using a 95% confidence interval.  Clinical cure rate will serve as the primary endpoint in each trial with bacteriological eradication serving as a secondary endpoint.

As of the beginning of the fourth quarter of 2006 we have initiated clinical trial sites in the United States, Canada, Europe, South America and South Africa.  This approach has positioned us to recruit patients for our CAP studies in both hemispheres during each respective peak CAP season.  We anticipate having certain preliminary data available by the end of 2006.  We expect to have more comprehensive data available by the end of the first quarter of 2007.  This timeline depends on the severity of the CAP season and the successful treatment of patients in the clinical trials sites we have established.  We will continue to enroll in all geographies until we have enrolled the requisite number of patients to complete our studies.

Even if our pivotal Phase III clinical trials of cethromycin are successfully completed, we do not expect to receive FDA approval for commercialization until 2008 at the earliest.  As of September 30, 2006, we estimate that our cethromycin development program   will require an additional $69 million in research and development expenses which includes $40 million in additional milestones to Abbott, $20 million to complete the cethromycin clinical trials and $9 million for the preparation of the cethromycin NDA and other commercialization-related costs.  The Abbott milestones are triggered upon submitting an NDA and receiving FDA approval, respectively.  Development timelines and related costs are difficult to estimate and may vary significantly from our current estimates.

If cethromycin is approved for marketing by the FDA, we plan to sell cethromycin using a commercial partner to access the primary care physician market and to build and utilize a focused internal sales force that will market directly to early adopters such as, but not limited to, pulmonary medicine and infectious disease physicians

Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Revenue and income.   The Company had no revenue for the three months ended September 30, 2006 compared to $8,500 for the three months ended September 30, 2005.

Research and development expense.   Total research and development expense increased $4.8 million to $5.7 million for the three months ended September 30, 2006 compared to $939,000 for the three months ended September 30, 2005. Excluding non-recurring bonuses and stock option compensation expense of $578,000 recognized as a result of our IPO in the third quarter of 2005, research and development expenses increased $5.4 million in the third quarter of 2006.  Cethromycin clinical trial costs accounted for $3.4 million of the quarter-over-quarter increase.  During the third quarter we submitted our regulatory filings in Europe and began enrolling patients in that geography.  With clinical supplies of cethromycin and its comparator in place around the world and in anticipation of the approaching CAP season in the Northern Hemisphere (US, Canada and Europe) we believe patient enrollment may accelerate during the fourth quarter.  As a result, we expect that research and development expense may increase substantially since our clinical trial contracts are dependant on site initiation and patient enrollment.

Manufacturing costs associated with the production of commercial grade cethromycin related to our anticipated 2007 cethromycin NDA filing totaled $1.7 million for the three months ended September 30, 2006, representing 35% of the increase in research and development for the third quarter.

In addition to the Phase III clinical trials for cethromycin, we also initiated additional trials to evaluate cethromycin’s efficacy in a non-human primate model against inhalation anthrax.  Expenditures related to this trial totaled $206,000 during the quarter and are expected to cost an additional $1.7 million to complete this study.  Compensation and related expenses increased $100,000 resulting from additions to our clinical management team as well as our senior management compensation program that was initiated by our board during the first quarter of 2006 to adjust compensation to current market levels and provide incentives for key personnel to achieve cethromycin development goals.

General and administrative expense.   General and administrative expense increased $250,000 to $1.5 million for the three months ended September 30, 2006 compared to $1.2 million for the three months ended September 30, 2005.  Excluding non-recurring bonuses and stock option compensation expense of $578,000 recognized as result of our IPO in the third quarter of 2005, general and administrative expenses increased $828,000 in the third quarter of 2006. Compensation and related expenses increased $316,000 resulting from additional staff hired into business development, investor relations and accounting positions as well as the implementation of our senior management compensation program that was initiated by our board during the first quarter of 2006 to adjust compensation to current market levels and provide incentives for key personnel to achieve cethromycin development goals.  Incremental costs incurred to operate as a public company totaled $289,000 and included expenses such as director and officer insurance, SEC compliance related expenses and listing fees.  Approximately $182,000 was expended in marketing at various industry specific conferences during the quarter.  The remaining increase of $41,000 resulted from increased operating costs of our corporate headquarters as a result of additional personnel.

Interest income.   Interest income was $466,000 and $98,000 for the three months ended September 30, 2006 and 2005, respectively.  Interest income is derived through the investment of funds received from our initial public offering and private placement proceeds in marketable debt securities and money market funds.

Interest expense.   Interest expense decreased $15,000 to $121,000 for the three months ended September 30, 2006 from $136,000 for the three months ended September 30, 2005.  In the second quarter of 2006, we restructured of our line of credit to a lower, fixed rate of interest and paid approximately $837,000 of accumulated interest due under the note with our CEO.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Revenue and income.   Total revenue and income decreased to $35,000 for the nine months ended September 30, 2006 from $53,000 for the nine months ended September 30, 2005.  Revenue  in 2006 was derived from Small Business Innovative Research  (“SBIR”) grants and totaled $35,000 for the nine months ended September 30, 2006, resulting from the completion of a phase I grant awarded during the third quarter of 2005.

Revenue in 2005 was derived from our management agreement with Flavin Ventures wherein we provided management and administrative services to a series of companies jointly owned by Flavin Ventures.  Revenue related to the management agreement decreased to $0 for the nine months ended September 30, 2006 compared to $53,000 for the nine months ended September 30, 2005.

Research and development expense.   Research and development expense increased $10.0 million to $11.6 million for the nine months ended September 30, 2006 compared to $1.6 million for the nine months ended September 30, 2005 and is attributable to our cethromycin development program.  Excluding non-recurring bonuses and stock option compensation expense of $578,000 recognized as a result of our IPO in the third quarter of 2005, research and development expenses increased $10.5 million for the nine months ended September 30, 2006. Of the total increase, $7.8 million related to costs incurred to conduct our clinical trials, $2.4 million was expended in the production of commercial grade cethromycin and $205,000 to conduct our Anthrax trials.  Compensation and related expenses increased $100,000 resulting from additions to our clinical management team as well as our senior management compensation program that was initiated by our board during the first quarter of 2006 to adjust compensation to current market levels and provide incentives for key personnel to achieve cethromycin development goals.

General and administrative expense.   General and administrative expense increased $1.9 million to $4.0 million for the nine months ended September 30, 2006 compared to $2.1 million for the nine months ended September 30, 2005.  Excluding non-recurring bonuses and stock option compensation expense of $578,000 recognized as result of our IPO in the third quarter of 2005, general and administrative expenses increased $2.5 million for the nine months ended September 30, 2006.  Compensation and related expenses increased $1.0 million resulting from additional staff hired into business development, investor relations and accounting positions as well as the implementation of our senior management compensation program that was initiated by our board during the first quarter of 2006 to adjust compensation to current market levels and provide incentives for key personnel to achieve cethromycin development goals.  Incremental costs incurred to operate as a public company totaled $1.0 million and included expenses such as director and officer insurance, SEC compliance related expenses and listing fees.  Marketing and travel expenses increased $323,000 over the prior period the result of a greater presence at industry conferences held during the year.  The remaining increase of $177,000 resulted from increased operating costs of our corporate headquarters as a result of additional personnel.

Interest income.   Interest income increased $1.2 million to $1.3 million for the nine months ended September 30, 2006 from $98,000 for the nine months ended September 30, 2005.  Interest income is derived through the investment of our IPO and private placement proceeds in marketable debt securities and money market funds, which were received in August 2005 and April 2006, respectively.

Interest expense.   Interest expense increased $53,000 to $394,000 for the nine months ended September 30, 2006 from $340,000 for the nine months ended June 30, 2005.  Interest expense increased due to a 2.0% increase in the prime rate between June 30, 2005 and April 2006 as well as incremental borrowings of $915,000 on our line of credit for the same period.  In April 2006 we restructured our line of credit which decreased the rate on outstanding borrowings approximately 1.8%.  In May 2006 we paid all outstanding accumulated and capitalized interest to our CEO in connection with his $2.0 million note, reducing the balance upon which interest is calculated by $837,000.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development and general and administrative expenses. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any such revenues until our NDA for cethromycin is approved by the FDA.  As a result, we have incurred an accumulated deficit of $61.4 million and $46.7 million as of September 30, 2006 and December 31, 2005, respectively, and we expect to incur significant and increasing operating losses for the foreseeable future. Our working capital as of September 30, 2006 amounted to $33.2 million. Cash and cash equivalents was $32.0 million as of September 30, 2006. Since our inception in 1999 to August 2005, we financed our operations primarily through debt and capital contributions from our founder and controlling stockholder and borrowings under our bank line of credit.  In August 2005 we completed our initial public offering in which we raised $28.7 million, net of underwriters discount and offering costs.  In March 2006 we completed a private placement in which we raised $33.4 million, net of underwriters discount and offering costs.

In September 2001, our Chief Executive Officer made a $2.0 million loan to us. The loan accrues interest at the rate of 7.75%, compounded annually, and is due and payable on December 31, 2007.   The balance of the loan and accrued interest was $2.0 million as of September 30, 2006.

We have a $4.0 million line of credit with a local financial institution.  As of September 30, 2006, the line of credit had an outstanding balance of $3.9 million bearing interest of 6.75% per annum.  Interest is payable monthly, and matures on December 31, 2007.  The line of credit is secured by the assets of the Company, excluding any rights that we may have as result of our license agreement with Abbott Laboratories for cethromycin and approximately 2.5 million shares of our common stock held by Flavin Ventures. (see Note 5 to the condensed consolidated financial statements).

During the nine months ended September 30, 2006, cash used in operating activities totaled $16.3 million.  Approximately $12.2 million was used for the development of cethromycin, $259,000 for research activities related to our proprietary portfolio of compounds, net of $35,000 received from SBIR grant funding, and $4.9 million for general operations while net interest income of $1.0 million offset the cash expenditures. Cash provided by investing activities totaled $10.2 million during the nine months ended September 30, 2006 and related to investments sold that had reached maturity and subsequently were reinvested in cash equivalents.  Cash provided from financing activities totaled $33.4 million during the nine months ended September 30, 2006 due to the sale of our common stock through the completion of our private placement.

Contractual Obligations

As of  September 30, 2006, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of research, development and license agreements including the potential product based milestones which could be due to Abbott, are as follows:

	Payments Due by December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt	$—	$2,000,000	$3,915,000	$—	$—	$—	$5,915,000
Interest	106,284	419,263	—	—	—	—	525,547
Abbott license payments	—	10,000,000	30,000,000	—	—	—	40,000,000
Cethromycin development costs	6,000,000	14,365,000	8,000	—	—	—	20,373,000
ALS-357 clinical supplies	267,000	94,000	12,000	—	—	—	373,000
Operating leases	55,697	225,878	154,708	—	—	—	436,283
Capital leases	6,880	24,211	10,101	10,101	4,655	—	55,948
Total	$6,435,861	$27,128,352	$34,099,809	$10,101	$4,655	$—	$67,678,778

Our long-term commitments under operating leases shown above consist of payments made to a related party relating to our facility lease in Woodridge, Illinois, which expires in September of 2008.

In the first nine months of 2006 we executed contracts totaling $30.1 million related to our clinical development of cethromycin.  Of this amount, $20.0 million represents the costs we will incur to complete the Phase III pivotal clinical trials, $3.2 million relates to cardiac safety studies, clinical laboratory support for the trials, and the manufacture and analysis of clinical supplies for the trials, $4.8 million relates to the manufacture of test batches of cethromycin required for the new drug application to the FDA, $2.1 million relates to measuring the efficacy of cethromycin against inhalation anthrax in non-human primates and related expenses.  Payments due under these contracts occur primarily over the next twelve months.  The majority of these payments are milestone based and the periods in which milestone obligations become payable are only estimates due to uncertainties in patient enrollment.

In October 2006, we executed additional contracts totaling $333,000 to measure the efficacy of cethromycin against inhalation anthrax in non-human primates and $46,000 in the manufacture of clinical supplies for the trials.  We expect to expend these amounts primarily over the next twelve months.  Additionally, we executed contracts totaling $393,000 to manufacture clinical supplies related to our ALS-357 compound which has shown evidence of anti-tumor activity against malignant melanoma in preclinical studies.

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

We believe that our cash on hand at September 30, 2006 is sufficient to fund our cash requirements through the completion of our Phase III clinical trials of cethromycin under the current protocols.  We anticipate raising additional capital in 2007 through either additional offerings or a commercial partnership to fund our post-NDA filing cash requirements.  Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

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

Research and Development

Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of the Company’s proprietary product portfolio.  All such costs are expensed as incurred.  Clinical trial costs incurred by third parties are expensed as the contracted work is performed.  The Company estimates both the total cost and time period of the trials and the percent completed as of that accounting date.  Research and development expenses resulting from contracts that require payments based upon the achievement of certain milestones are estimated based upon progress towards completion.   The Company believes that the estimates made as of September 30, 2006 are reflective of the actual expenses incurred as of that date.

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

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based upon that evaluation, management has concluded that our disclosure controls and procedures are effectively designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control

During the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other

On August 24, 2006 the board of directors approved a modification to the employment agreements of our CEO Michael Flavin, our President John Flavin, our Chief Financial Officer Richard Wieland, our Chief Legal Counsel Patrick Flavin and our Vice Presidents David Eiznhamer, Suseelan Pookote and Ze-Qi Xu (“Senior Management”) to include a provision that provides for immediate vesting of all remaining outstanding unvested stock options upon a change in control.  As a result, the Senior Management employment agreements were amended and restated on November 7, 2006 and are attached as exhibits hereto.

PART II — OTHER INFORMATION

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Number	Description

10.1	Amended and Restated Employment Agreement dated November 7, 2006 between Advanced Life Sciences, Inc. and Michael T. Flavin, Ph.D.

10.2	Amended and Restated Employment Agreement dated November 7, 2006 between Advanced Life Sciences, Inc. and John L. Flavin.

10.3	Amended and Restated Employment Agreement dated November 7, 2006 between Advanced Life Sciences, Inc. and R. Richard Wieland, II.

10.4	Amended and Restated Employment Agreement dated November 7, 2006 between Advanced Life Sciences, Inc. and Suseelan Pookote, Ph.D.

10.5	Amended and Restated Employment Agreement dated November 7, 2006 between Advanced Life Sciences, Inc. and Ze-Qi Xu, Ph.D.

10.6	Amended and Restated Employment Agreement dated November 7, 2006 between Advanced Life Sciences, Inc. and Patrick W. Flavin.
10.7	Amended and Restated Employment Agreement dated November 7, 2006 between Advanced Life Sciences, Inc. and David Eiznhamer, Ph.D.

10.8

Stock purchase agreement dated October 27, 2006 between CRAUN Research Sdn. Bhd. and Advanced Life Sciences Holdings, Inc. and its subsidiary Advance Life Sciences, Inc., as filed on our Current Report on Form 8K as Exhibit 10.1 on November 2, 2006.

10.9

Agreement dated October 27, 2006 between CRAUN Research Sdn. Bhd. and Advanced Life Sciences Holdings, Inc. and its subsidiary Advance Life Sciences, Inc., as filed on our Current Report on Form 8K as Exhibit 10.2 on November 2, 2006.

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

R. Richard Wieland II
Executive Vice President and
Chief Financial Officer

 Dated: November 8, 2006

EXHIBIT INDEX

Number	Description

10.1	Amended and Restated Employment Agreement dated November 7, 2006 between Advanced Life Sciences, Inc. and Michael T. Flavin, Ph.D.

10.2	Amended and Restated Employment Agreement dated November 7, 2006 between Advanced Life Sciences, Inc. and John L. Flavin.

10.3	Amended and Restated Employment Agreement dated November 7, 2006 between Advanced Life Sciences, Inc. and R. Richard Wieland, II.

10.4	Amended and Restated Employment Agreement dated November 7, 2006 between Advanced Life Sciences, Inc. and Suseelan Pookote, Ph.D.

10.5	Amended and Restated Employment Agreement dated November 7, 2006 between Advanced Life Sciences, Inc. and Ze-Qi Xu, Ph.D.

10.6	Amended and Restated Employment Agreement dated November 7, 2006 between Advanced Life Sciences, Inc. and Patrick W. Flavin.

10.7	Amended and Restated Employment Agreement dated November 7, 2006 between Advanced Life Sciences, Inc. and David Eiznhamer, Ph.D.

10.8

Stock purchase agreement dated October 27, 2006 between CRAUN Research Sdn. Bhd. and Advanced Life Sciences Holdings, Inc. and its subsidiary Advance Life Sciences, Inc., as filed on our Current Report on Form 8K as Exhibit 10.1 on November 2, 2006.

10.9

Agreement dated October 27, 2006 between CRAUN Research Sdn. Bhd. and Advanced Life Sciences Holdings, Inc. and its subsidiary Advance Life Sciences, Inc., as filed on our Current Report on Form 8K as Exhibit 10.2 on November 2, 2006.

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