Form 10-K
period 2006-12-31
Advanced Life Sciences Holdings, Inc.
filed 2007-03-22
CIK 1322734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Period Ended: December 31, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $54.1 million (based upon the closing price of $2.90 per common share as quoted on the Nasdaq National Market). The registrant has no outstanding non-voting stock. For purposes of this computation, it is assumed that the shares of voting stock held by directors and officers would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2006 was 18,667,035 shares.

Total common stock outstanding as of March 16, 2007 was 28,287,677 shares.

Documents incorporated by reference

Certain sections of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders for the year ended December 31, 2006 (the “2007 Proxy Statement”) are to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2006 and are incorporated by reference into Part III of this Report.

ADVANCED LIFE SCIENCES HOLDINGS, INC

INDEX

Form 10-K

	PART I
Item 1.	Business	2
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	26
Item 2.	Properties	26
Item 3.	Legal Proceedings	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
	PART II
Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Selected Financial Data	29
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 8.	Financial Statements and Supplementary Data	37
	Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005	39
	Consolidated Statements of Operations for the years ended December 31, 2006, 2005, 2004 and period from inception (January 1, 1999) through December 31, 2006	40
	Consolidated Statements of Stockholders’ Equity for period from inception (January 1, 1999) through December 31, 2006	41
	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, 2004 and period from inception (January 1, 1999) through December 31, 2006	42
	Notes to Consolidated Financial Statements	43
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56
Item 9A.	Controls and Procedures	56
Item 9B.	Other Information	56
	PART III
Item 10.	Directors and Executive Officers of the Registrant	56
Item 11.	Executive Compensation	56
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	56
Item 13.	Certain Relationships and Related Transactions	56
Item 14.	Principal Accountant Fees and Services	56
	PART IV
Item 15.	Exhibits	57

PART I

Item 1.                        Business.

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Advanced Life Sciences Holdings to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization timelines; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described in Item 1A “Risk Factors” in this annual report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report. In this annual report on Form 10-K, “we”, “our” and “us” refer to Advanced Life Sciences Holdings, Inc. and its subsidiary included in the consolidated financial statements, except as otherwise indicated or as the context otherwise requires.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs in the areas of infectious disease, oncology and inflammation. Using our internal discovery capabilities and our network of pharmaceutical and academic partners, we have assembled a promising pipeline of clinical and preclinical product candidates. The following is a summary of each of our primary programs:

•       Infectious Disease. We have an exclusive worldwide license (excluding Japan) from Abbott Laboratories to develop and commercialize cethromycin, a second generation ketolide antibiotic in Phase III clinical development for the treatment of respiratory tract infections. In December 2005, we initiated our pivotal Phase III clinical program for the treatment of mild-to-moderate community acquired pneumonia, the indication for which we initially plan to seek Food and Drug Administration (“FDA”) approval. Cethromycin has been tested in 4,400 human subjects in clinical trials to date.  Cethromycin has also been demonstrated to have significant in vitro activity against over 30 anthrax (Bacillus anthracis) strains. In addition to our Phase III clinical trials for the treatment of mild-to-moderate community acquired pneumonia, we are currently testing cethromycin in non-human primates to determine its efficacy in treating inhalation anthrax post-exposure for prophylaxis.

•       Oncology. ALS-357 is a compound that has shown evidence of anti-tumor activity against malignant melanoma in preclinical studies. Currently available therapies have not had significant success at prolonging survival for patients with melanoma that has spread beyond the primary growth site. We believe that ALS-357 has the potential for either a topical or systemic formulation. We established an open investigational new drug application (“IND”) for ALS-357 with the FDA. The expected Phase I clinical trial protocol involves treating 16 patients with in-transit metastatic melanoma by topical application of ALS-357. We intend to seek a partner to assist in the funding and advancement of this program.

•       Inflammation. ALS-886 is a novel therapeutic in preclinical development for the treatment of inflammation-related tissue damage, including tissue damage associated with acute respiratory distress syndrome (“ARDS”). Patients suffering from ARDS have a high fatality rate, and there are currently only limited treatment options available. We have established an IND application for ALS-886 with the FDA. We expect that the first clinical study will involve approximately 40 patients to determine the safety profile of the compound in human subjects. We intend to seek a partner to assist in the funding and advancement of this program.

In addition to the compounds summarized above, we have additional product candidates in preclinical development. These include compounds derived from natural products to treat infectious diseases, a novel class of synthetic chemotherapeutics to treat various cancers and small molecule inhibitors that may lead to a treatment for Alzheimer’s disease. We have not received FDA approval for any of our product candidates. Our revenues to date have consisted solely of management fees and one-time or limited payments associated with our collaborations or grants. Our cumulative net loss was $67.3 million as of December 31, 2006, and we do not anticipate generating any significant revenues for at least the next several years. Since our inception in 1999, we have financed our operations primarily through public and private equity offerings, loans from our founder and borrowings under our bank line of credit. We will continue to do so until we are able to generate revenues from our product candidates, if ever.

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

In August 2001, ALS Inc. formed a general partnership, Advanced Life Sciences General Partnership (“ALS GP”), with Dr. Flavin, ALS Inc.’s chief executive officer. ALS Inc. contributed all of its assets and liabilities to ALS GP, with the exception of debt due to Dr. Flavin. In 2002, Dr. Flavin transferred his interest in ALS GP to Flavin Ventures, LLC (“Flavin Ventures”), which he controls. Flavin Ventures is not included in the consolidated financial statements of Advanced Life Sciences Holdings, Inc. (“the Company”).

In December 2004, ALS Inc. executed a plan of reorganization. The Company was formed as a Delaware corporation, with Dr. Flavin as its chief executive officer. Common shareholders of ALS, Inc. exchanged their 1,629,685 common shares for 1,629,685 shares of common stock of the Company. Under the terms of the reorganization, Flavin Ventures exchanged its 40% ownership of ALS GP for 7,852,330 shares of the Company’s common stock. After the exchange was completed, ALS GP was dissolved and its assets and liabilities were assumed by ALS Inc. ALS Ventures, LLC (“ALS Ventures”), a Delaware limited liability company, was formed pursuant to the plan of reorganization. After its formation, Dr. Flavin and Flavin Ventures simultaneously contributed all of their common shares, 1,588,000 and 7,852,330, respectively, to ALS Ventures.

In April 2005, the Company filed a registration statement with the Securities and Exchange Commission (“the SEC”) covering the proposed sale by the Company of its common stock to the public. In June 2005, the Board approved the amendment and restatement of the Company’s Articles of Incorporation to provide for an increase in the number of authorized shares of common stock and preferred stock to 60,000,000 shares and 5,000,000 shares, respectively, and a 3.97-for-1 stock split of the

Company’s common stock. All references in the consolidated financial statements to shares of common stock, common stock options, common stock prices and per share of common stock amounts have been adjusted retroactively for all periods presented to reflect this stock split. In August 2005, the Company completed the initial public offering (“IPO”) of its common stock in which the Company sold 6,400,000 shares of common stock to the public at $5.00 per share, resulting in gross proceeds of $32.0 million. The Company also completed a concurrent offering of 600,000 shares to an existing stockholder in exchange for a $3.0 million reduction of a milestone payment obligation under its license agreement with the stockholder. In September 2005, the Company’s underwriters exercised their option to purchase 100,000 shares to cover over-allotments resulting in additional gross proceeds of $500,000. In connection with these offerings, the Company paid approximately $2.3 million in underwriting discounts and incurred other offering expenses of approximately $1.5 million. The net cash proceeds from the offerings were approximately $28.7 million.

In March 2006, the Company raised approximately $33.4 million, net of underwriting discounts and offering expenses, in connection with the issuance of 10,233,464 shares of its common stock and warrants to purchase an additional 5,116,732 shares of its common stock at an exercise price of $3.81 per share.

In December 2006, the Company completed the sale of ALS Inc’s 50% equity interest in SMP to the Sarawak Government for $1.0 million. Upon the closing of the Stock Purchase Agreement, the Sarawak Government became the sole owner of SMP and its HIV-therapeutic candidate, Calanolide A. The net cash proceeds from the sale were approximately $940,000. In connection with the sale, the Company made customary representations and warranties and provided indemnification for losses not to exceed the purchase price of $1.0 million. The parties mutually agreed to waive any future legal claims otherwise arising out of the SMP joint venture.

Our Strategy

Our objective is to become a fully integrated pharmaceutical company that discovers and develops small molecule therapeutics to treat life-threatening diseases in the areas of infectious disease, oncology and inflammation, and then markets these products directly to healthcare providers including, but not limited to, physicians and hospitals. We plan to sustain our drug development pipeline through our internal drug discovery capabilities and by opportunistically in-licensing promising compounds that fit into our areas of focus. Specific key aspects of our strategy include the following:

Maximize the Commercial Potential of Cethromycin

Initially, we intend to focus a significant portion of our business efforts on the further development and commercialization of cethromycin for the treatment of mild-to-moderate community acquired pneumonia. Human clinical trials have been performed to determine the safety and efficacy of cethromycin in approximately 4,400 human subjects. We initiated our pivotal Phase III clinical trials in December 2005 for the treatment of mild-to-moderate community acquired pneumonia using a 300 mg once-daily dosing regimen.

In addition to treating mild-to-moderate community acquired pneumonia in pivotal Phase III clinical trials, we intend to pursue opportunities for cethromycin in the treatment of other respiratory tract infections such as bronchitis, sinusitis, pharyngitis and inhalation anthrax.

Advance the Development of our Other Infectious Disease, Oncology and Inflammation Product Candidates as Funds are Available or Through a Partnership.

Whereas the development of cethromycin remains our highest priority, we intend to leverage our existing clinical trial experience to advance product candidates in our oncology and inflammation programs through clinical trials. For instance, to develop ALS-357 for the treatment of malignant melanoma, we intend to conduct Phase I clinical trials with a topical formulation to test safety and provide preliminary data regarding efficacy. We also plan to develop a systemic formulation of ALS-357 and initiate related clinical trials. To advance ALS-886 for the treatment of inflammation-related tissue damage, we plan to conduct Phase I clinical trials that test safety and provide preliminary data regarding efficacy in preventing lung tissue damage in ARDS patients.

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

Our Lead Program

Our most advanced product candidate, cethromycin, is a second generation ketolide antibiotic in Phase III clinical development for the treatment of respiratory tract infections. We are initially developing cethromycin as a treatment for mild-to-moderate community acquired pneumonia. Over the last decade, the rapid rise in severe and fatal infections caused by antibiotic-resistant bacteria has posed a serious threat to public health. There is a need to discover new antibiotics that are effective against resistant bacteria. As a new class of antibiotics, ketolides have shown activity against penicillin- and macrolide-resistant Gram-positive pathogens. Cethromycin has demonstrated activity toward drug-resistant Streptococcus pneumoniae and Haemophilus influenzae, two of the pathogens commonly found in mild-to-moderate community acquired pneumonia, when compared to published data on antibiotics currently on the market. Cethromycin has also shown in vitro evidence of an extended post-antibiotic effect, meaning that the suppression of bacterial growth persists in the absence of measurable antibiotic concentration. Six Phase III clinical trials have been completed for the treatment of respiratory tract infections, and cethromycin has demonstrated a clinical cure rate as high as 93% for subjects with mild-to-moderate community acquired pneumonia.

In December 2004, Abbott Laboratories granted us an exclusive worldwide license, except in Japan, to commercialize cethromycin. In December 2005, we initiated our pivotal Phase III clinical trials for the treatment of mild-to-moderate community acquired pneumonia. The trials include two controlled pivotal Phase III comparator studies which involve approximately 1,000 subjects.

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

Antibiotic resistance is widely considered a significant threat to public health, and the problem continues to worsen. The Centers for Disease Control, (“CDC”), continues to report on new strains of bacteria that are resistant to one or more antibiotics currently on the market. The increasing prevalence of drug-resistant bacteria has led to prolonged illnesses and hospitalizations, increased healthcare costs and significantly higher mortality rates. As a result, there is a strong demand for new treatments that are more effective against resistant strains and do not show potential for inducing the rapid development of additional resistant strains. We do not believe that this demand for new antibiotic therapies is being met by large pharmaceutical companies because of a shift in research and development focus in these companies toward chronic conditions that require sustained medication over long periods of time.

Respiratory tract infections arise when bacterial infections develop in the inhalation passageway, including the nose, throat, sinuses and lungs. The four main types of respiratory tract infections are pneumonia, bronchitis, pharyngitis and sinusitis. Many of these bacterial infections can be life threatening if not treated quickly. Bacterial pneumonia, which involves an infection of the lung itself, is the most severe of the common respiratory tract infections. Pneumonia is often classified as mild-to-moderate community acquired pneumonia or hospital acquired pneumonia, depending upon the setting in which contraction of the bacterial infection occurred. The Textbook of Primary and Acute Care Medicine estimates that, in the United States alone, there are approximately 5-6 million cases of mild-to-moderate community acquired pneumonia each year.

Current Treatment Options and Limitations

Until recently, there have been three main classes of antibiotics prescribed for respiratory tract infections such as mild-to-moderate community acquired pneumonia. These are semi-synthetic penicillins (also known as beta-lactams), such as Augmentin® (amoxicillin and clavulanate potassium) sold by GlaxoSmithKline; macrolides, such as erythromycin or Zithromax® (azithromycin) sold by Pfizer; and fluoroquinolones, such as Cipro® (ciprofloxacin) sold by Bayer. Penicillins, macrolides and fluoroquinolones have all been shown to have certain shortcomings with respect to the treatment of respiratory tract infections. Studies have shown that, in the United States, approximately 26% of Streptococcus pneumoniae isolates, the most common pathogens that cause respiratory tract infections such as mild-to-moderate community acquired pneumonia, are resistant to macrolides. In addition, numerous reports in the medical literature have noted the emergence of penicillin-resistant pneumococci. The wide use of fluoroquinolones increases the potential for development of bacterial resistance, cross-resistance to the same or other classes of antibiotics as well as promotes Clostridium difficile associated disease (“CDAD”).

Increased bacterial resistance to many of the currently available antibiotics has been caused by certain common medical practices and sociological factors. By necessity, a wide variety of antibiotics are often administered before the specific disease-causing pathogen has been identified. Bacterial resistance is fostered through the erroneous prescription of antibiotics for non-bacterial infections. The lack of full patient compliance with prescribed courses of therapies has further contributed to bacterial resistance against currently marketed antibiotics. Patients will frequently discontinue a prescribed dosing regimen after symptoms subside, but bacteria that are not entirely eradicated may re-emerge in resistant forms.

Ketolides are a new class of antibiotics that show promise to address many of the shortcomings found in the current treatment options for mild-to-moderate community acquired pneumonia and other respiratory tract infections, such as bronchitis, sinusitis and pharyngitis. Ketolides are effective against penicillin- and macrolide-resistant pathogens known to cause respiratory tract infections. The only ketolide available for sale in the United States, Ketek® (telithromycin), was approved by the FDA in April 2004 and launched commercially by Aventis Pharmaceuticals in August 2004. Ketek has been available for sale in Europe since the summer of 2002. When Ketek was approved for marketing, the FDA imposed a labeling requirement indicating that it may cause visual disturbances including double-vision, blurred vision and difficulty focusing. More recently in December 2006, a joint advisory committee recommended to the FDA that Ketek continue to be marketed for community acquired pneumonia with a boxed warning, and that it no longer allow it to be marketed for bronchitis and sinusitis in the United States.

ALS Solution

We are developing cethromycin, a second generation ketolide antibiotic licensed from Abbott Laboratories, in response to the emerging antibiotic resistance observed in the treatment of mild-to-moderate community acquired pneumonia. Prior to the initiation of our clinical trials, cethromycin had been tested by Abbott in approximately 4,400 human subjects during clinical trials. We are conducting two pivotal Phase III clinical trials of cethromycin for the treatment of mild-to-moderate community acquired pneumonia. We also intend to pursue opportunities for cethromycin in the treatment of other respiratory tract infections such as bronchitis, sinusitis and pharyngitis.

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

We believe that cethromycin, if approved, would address a growing need in the marketplace to overcome bacterial resistance.

Abbott Laboratories Collaboration

In December 2004, we entered into an agreement with Abbott Laboratories under which we acquired from Abbott a license to certain patent applications, patents and proprietary technology relating to cethromycin. Under the terms of the initial agreement which was subsequently modified on August 1, 2005, we paid $13.0 million in license fees and milestones and issued 1,722,569 shares of our common stock to Abbott. We will owe Abbott $10.0 million if we submit a new drug application (“NDA”) and $30.0 million if and when the FDA approves the NDA. We also agreed to pay to Abbott $2.5 million upon cethromycin reaching $200 million in aggregate net sales and $5.0 million upon the drug reaching $400 million in aggregate net sales. Finally, we will owe Abbott royalty payments of 19.0% on the first $100 million of aggregate net sales of cethromycin, 18.0% on net sales once aggregate net sales exceed $100 million but are less than $200 million, and 17.0% on all net sales once aggregate net sales exceed $200 million.

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

University of Illinois at Chicago.   In 1999, we acquired an exclusive worldwide license, under patent rights and know-how controlled by UIC, to develop, make, use and sell ALS-357 and related compounds to treat melanoma and other forms of cancer. In consideration for this license, we paid an upfront license fee of $15,000 upon the execution of the agreement. We are also obligated to make up to $135,000 in aggregate milestone payments upon the achievement of various development and commercialization milestones for each of ALS-357 and any other compound developed by us under the licensed technology. To date, we have paid $10,000 in milestone payments which resulted from an Initial New Drug Application (“IND”) for ALS-357 filed with the FDA in December 2004. Under the terms of the agreement, we are obligated to reimburse UIC for past patent preparation, filing and prosecution expenses, and have agreed to reimburse UIC for similar expenses related to foreign patents throughout the term of the agreement. To date we have paid UIC approximately $436,000 for patent reimbursement. In addition, we agreed to pay royalties equal to 6% of net sales to UIC based on sales of licensed products by us, our affiliates and sublicensees, as well as a percentage of all other income we receive from sublicensees, but in any event, a minimum royalty of $5,000 annually once commercial sales commence.

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

Intellectual Property

Patents and Trade Secrets

We have assembled a broad intellectual property portfolio encompassing the use, methods of preparation and methods of manufacture for our product candidates in the areas of infectious disease, oncology and inflammation. We currently have exclusive access to 62 issued U.S. and international patents. In addition, 23 U.S. and international patent applications have been filed and are in various stages of processing.

Key U.S. Patents and Expiration Dates

Drug Candidate	U.S. Patent Number	Expiration Date
Cethromycin	5866549	9/4/2016
ALS-357	5658947	8/19/2014
ALS-886	5504111	4/2/2013

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

•       submission to the FDA of an NDA;

•       satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, (“cGMP”); and

•       FDA review and approval of the NDA.

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

Before approving an application, the FDA will inspect the facility or the facilities where the product is manufactured. The FDA will not approve the product unless cGMP compliance is considered satisfactory. The FDA will issue an approval letter if it determines that the application, manufacturing process and manufacturing facilities are acceptable. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable; it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product, or the failure to comply with requirements, may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary or FDA-

initiated action that could delay further marketing. Newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

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

Employees

As of December 31, 2006, we employed 28 people of which there are 12 in research and 16 in administration. Our employees are not represented by any collective bargaining agreements and we believe our employee relations are good.

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

Item 1A.                Risk Factors.

Our business, financial condition, operating results and cash flows may be impacted by a number of factors. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this Report, the most significant factors affecting our operations include the following:

Without obtaining adequate capital funding, we may not be able to continue as a going concern.

If we are unable to obtain adequate capital funding in the future, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline.

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

We have incurred significant net losses since our formation in 1999. Our cumulative net loss was $67.3 million as of December 31, 2006. Our operating losses are due in large part to the significant research and development costs required to identify, validate and license potential product candidates, conduct preclinical studies and conduct clinical trials of our more advanced product candidates. To date, we have generated only limited revenues, consisting of management fees and one-time or limited payments associated with our collaborations or grants, and we do not anticipate generating any significant revenues for at least the next several years, if ever. We expect to increase our operating expenses over the next several years as we plan to:

•       expand the clinical trial program for cethromycin and prepare for its commercial development;

•       continue the preclinical development and commence the clinical development of our other product candidates, such as ALS-357 and ALS-886;

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

To the extent we raise additional capital by issuing equity securities, our stockholders could experience substantial dilution. Any additional equity securities we issue may have rights, preferences or privileges senior to those of existing holders of stock. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

Our business would be materially harmed if our pivotal Phase III clinical trials of cethromycin are unsuccessful.

We anticipate that our ability to generate any significant product revenues in the near future will depend solely on the successful development and commercialization of cethromycin, our most advanced product candidate. We are currently conducting two pivotal Phase III clinical trials of cethromycin for the treatment of mild-to-moderate community acquired pneumonia. As a company, we do not have any prior experience in conducting Phase III clinical trials. If we are unable to complete these trials successfully or ultimately receive FDA marketing approval for cethromycin, our ability to generate revenues and our business will be materially harmed.

Prior to licensing the compound to us, Abbott Laboratories conducted initial clinical trials of cethromycin for the treatment of mild-to-moderate community acquired pneumonia in different dosing regimens, i.e., 150 mg, 300 mg and 600 mg once-daily as well as 150 mg twice-daily. Even though the antibacterial efficacy of cethromycin has been demonstrated in all dosing regimens, no controlled studies have been conducted to compare cethromycin with an approved antibiotic agent to establish non-

inferiority in clinical cure rate, which is required by the FDA for an antibiotic product approval. Our two pivotal Phase III clinical trials include a standard of care comparator arm in anticipation of demonstrating the non-inferiority of cethromycin 300 mg once-daily dosing in clinical cure rate. Antibiotic products currently in the marketplace are generally effective and, for this reason, the required threshold to demonstrate non-inferiority for a new antibiotic compound is often very high. There can be no assurance that our pivotal Phase III clinical trials of cethromycin will establish non-inferiority with the comparator used in our pivotal trials.

Our business would be materially harmed if our pivotal Phase III clinical trials in treating mild-to-moderate community acquired pneumonia suggest that the safety and efficacy of cethromycin are unfavorable. Further, the success of our pivotal Phase III clinical trials in treating mild-to-moderate community acquired pneumonia depends on many factors that are beyond our control. For instance, due to the seasonality of the disease and the availability of standard of care medicines, it may not be possible to enroll a sufficient number of patients to our studies. The side effects of cethromycin may be intolerable so that patients may not complete or adhere to the required treatment protocol.

The FDA may change its approval policies or requirements, or apply interpretations to its policies or requirements, in a manner that could delay or prevent commercialization of cethromycin.

Regulatory requirements for approval of antibiotics may change in a manner that requires us to conduct additional clinical trials, which may delay or prevent commercialization of cethromycin. Historically, the FDA and foreign regulatory authorities have not required placebo-controlled clinical trials for approval of antibiotics but instead have relied on non-inferiority studies. In a non-inferiority study, a drug candidate is compared with an approved antibiotic treatment and it must be shown that the product candidate is not less effective than the approved treatment. After consultation with the FDA, we designed our ongoing pivotal Phase III clinical trials of cethromycin for the treatment of mild-to-moderate community acquired pneumonia as non-inferiority studies. It appears, based on recent pronouncements by the FDA, that any requirement to conduct placebo-controlled studies will be limited to self-resolving diseases such as sinusitis and pharyngitis and will not apply to mild-to-moderate community acquired pneumonia. However, we cannot provide any assurance that the FDA will not require placebo-controlled trials to demonstrate the superiority of cethromycin to placebo before considering the approval of cethromycin for the treatment of mild-to-moderate community acquired pneumonia.

An FDA Advisory Panel recently met to review the risk/benefit profile of Ketek®, the only approved ketolide antibiotic, which is marketed by one of our competitors, Aventis Pharmaceuticals. Due to instances of blurred vision, elevated liver toxicity and reports of exacerbation of myasthenia gravis symptoms in patients with the disease, the FDA recommended that the Ketek® label be changed to include a boxed safety warning. The FDA may interpret the Advisory Panel’s recommendations in a manner that may result in the heightened scrutiny of cethromycin for the treatment of mild-to-moderate community acquired pneumonia.

Because we are heavily dependent on our license agreement with Abbott Laboratories and our collaborations with other third parties, our product development programs may be delayed or terminated by factors beyond our control.

In December 2004, we entered into a license agreement with Abbott Laboratories for certain patent applications, patents and proprietary technology relating to cethromycin. We have also entered into a number of license agreements for intellectual property and other rights needed to develop our product candidates that are in earlier stages of development. Our primary collaborators other than Abbott include the University of Illinois at Chicago, Argonne National Laboratory and Baxter International. A description of our agreements with collaborators can be found under the headings “Business—Abbott Laboratories Collaboration” and “Business—Other Collaborations and License Agreements”. Our collaborations generally present additional risks to our business, such as the risk that our collaborators encounter conflicts of interest to their arrangements with us, inadequately defend our intellectual property rights or develop other products that compete with us. Our ability to generate any significant product revenues in the near future will depend solely on the successful commercialization of cethromycin. If for any reason we are unable to realize the expected benefits of our license agreement with Abbott, or under any of our other collaborations, then our business and financial condition may be materially harmed.

We will depend on outside parties to conduct our clinical trials, and any failure of those parties to fulfill their obligations could result in costs and delays beyond our control that prevent us from obtaining regulatory approval or successfully commercializing product candidates.

We have engaged contract research organizations to perform data collection and analysis and other aspects of our clinical trials of cethromycin and our other product candidates. We do not have the physical and human resources to conduct our clinical trials independently. The contract research organizations we engage will interact with clinical investigators and medical institutions to enroll patients in our clinical trials. As a result, we will depend on these clinical investigators, medical institutions and contract research organizations to perform the studies and trials properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to fraud or the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated. Many of these factors will be outside of our oversight and beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or regulatory approvals as a result of the failure to perform by third parties, our drug discovery and development costs will increase, and we may not be able to obtain regulatory approval for our product candidates. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all.

Even if we successfully complete clinical trials of cethromycin or any other product candidate, we may fail to obtain FDA approval of a new drug application.

The FDA may not approve in a timely manner, or at all, any New Drug Application (NDA) that we submit. If we are unable to submit an NDA for cethromycin or any other product candidate, or if any NDA we submit is not approved by the FDA, we will be unable to commercialize that product in the United States. The FDA can and does reject NDAs, and often requires additional clinical trials, even when product candidates performed well or achieved favorable results in large-scale Phase III clinical trials. The FDA imposes substantial requirements on the introduction of pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years and may vary substantially based upon the type and complexity of the pharmaceutical product. A number of our product candidates are novel compounds, which may further increase the period of time required for satisfactory testing procedures.

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

To date, each of our product candidates has been manufactured in small quantities by our collaborators and third party manufacturers for preclinical and clinical trials. If any of our product candidates is approved by the FDA or other regulatory agencies for commercial sale, we will need third parties to manufacture the product in larger quantities. Due to factors beyond our control, our collaborators and third party manufacturers may not be able to increase their manufacturing capacity for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to increase the manufacturing capacity for a product candidate successfully, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our product candidates require precise, high-quality manufacturing. The failure of our collaborators and third party manufacturers to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any products we may develop, we may be unable to generate revenues.

We do not currently have product sales and marketing capabilities. If we receive regulatory approval to commence commercial sales of any of our product candidates, we will have to establish a sales and marketing organization with appropriate technical expertise and distribution capabilities or make arrangements with third parties to perform these services. If we receive approval to commercialize cethromycin for the treatment of mild-to-moderate community acquired pneumonia, we intend to engage other pharmaceutical or health care companies with existing distribution systems and direct sales organizations to assist us in North America and abroad. We may not be able to negotiate favorable distribution partnering arrangements, if at all. To the extent we enter co-promotion or other licensing arrangements, any revenues we receive will depend on the efforts of third parties and will not be under our control. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, our ability to generate product revenues, and become profitable, would be severely limited.

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

We are conducting pivotal Phase III clinical trials of cethromycin for the treatment of mild-to-moderate community acquired pneumonia. We also intend to pursue opportunities for cethromycin in the treatment of other respiratory tract infections such as bronchitis, sinusitis, pharyngitis and inhalation anthrax. There are several classes of antibiotics that are primary competitors for the treatment of one or more of these indications, including:

•       macrolides such as Biaxin® (clarithromycin), a product of Abbott Laboratories; and Zithromax® (azithromycin), a product of Pfizer Inc.;

•       one other ketolide antibiotic, Ketek® (telithromycin), launched in the United States and Europe by Aventis Pharmaceuticals;

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

Cethromycin may show evidence of side effects that could diminish its prospects for commercialization and wide market acceptance. If cethromycin is approved by the FDA, it will not be the first ketolide antibiotic introduced to the marketplace. Ketek® has been available for sale in Europe since 2002 and in the United States since August 2004. There are additional ketolide product candidates in preclinical development or in clinical development. If ultimately approved by the FDA, these product candidates may have improved efficacy, ease of administration or more favorable side effect profiles when compared to cethromycin. The availability of additional ketolide antibiotics may have an adverse affect on our ability to generate product revenues and achieve profitability.

The availability of generic equivalents may adversely affect our ability to generate product revenues from cethromycin.

Many generic antibiotics are currently prescribed to treat respiratory tract infections. As competitive products lose patent protection, makers of generic drugs will likely begin to market additional competing products. Companies that produce generic equivalents are generally able to offer their products at lower prices. Ketek® may lose patent protection as early as 2015, which would enable generic drug manufacturers to sell generic ketolide antibiotics at a lower cost than cethromycin. Generic equivalents of Biaxin® and Zithromax®, two macrolide antibiotic products, are currently available. Cethromycin, if approved for commercial sale, may be at a competitive disadvantage because of its higher cost relative to generic products. This may have an adverse effect on our ability to generate product revenues from cethromycin.

Our inability to expand cethromycin into indications such as bronchitis, pharyngitis and sinusitis would harm our ability to generate additional revenues in the future.

Abbott Laboratories conducted four pivotal Phase III comparator trials for cethromycin in treating bronchitis and pharyngitis at a dosing level of 150 mg once-daily. Each of these trials failed to establish non-inferiority against comparator antibiotics. While we believe that the negative outcomes of the Abbott comparator trials were related to dosing levels, we may be incorrect. The failure to meet primary endpoints in the Abbott trials may not have been dose related, but rather a result of the compound’s lack of sufficient clinical efficacy. Clinical trials using a 300 mg once-daily regimen are also likely to increase the occurrence of adverse side effects. Even if we receive FDA approval to market cethromycin for the treatment of mild-to-moderate community acquired pneumonia, our failure to expand cethromycin into other indications would harm our ability to generate additional revenues in the future.

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

If any of our product candidates achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are received more favorably or are more cost effective. Complications may also arise, such as antibiotic or viral resistance, that render our products obsolete. We rely on the favorable resistance profile of cethromycin observed to be a potential competitive distinction from currently marketed compounds. Even if we receive FDA approval to market cethromycin, resistance may emerge that will substantially harm our ability to generate revenues from its sale.

We are initially seeking FDA approval for cethromycin as a seven-day treatment regimen. There are currently a number of antibiotic products that are marketed as five-day therapies. In the event that the marketplace considers this to be a significant competitive distinction, it is uncertain whether we will be able to make cethromycin available for a lower dosing period. In addition, we expect that cethromycin, if approved for sale, would be used primarily in the outpatient setting.

Because the results of preclinical studies for our preclinical product candidates are not necessarily predictive of future results, our product candidates may not have favorable results in later clinical trials or ultimately receive regulatory approval.

Only one product candidate in our development pipeline, cethromycin, has been tested in clinical trials. Our other product candidates have only been through preclinical studies. Positive results from preclinical studies, particularly in vitro studies, are no assurance that later clinical trials will succeed. Preclinical trials are not designed to establish the clinical efficacy of our preclinical product candidates. We will be required to demonstrate through clinical trials that these product candidates are safe and effective for use before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of failure as product candidates proceed through clinical trials. If our product candidates fail to demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. This would adversely affect our ability to generate revenues and may damage our reputation in the industry and in the investment community.

The future clinical testing of our product candidates could be delayed, resulting in increased costs to us and a delay in our ability to generate revenues.

Our product candidates will require preclinical testing and extensive clinical trials prior to submitting a regulatory application for commercial sales. We do not know whether clinical trials will begin on time, if at all. Delays in the commencement of clinical testing could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to denial of regulatory approval of a product candidate. Each of these results would adversely affect our ability to generate revenues.

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

In addition, the commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial. Because mild-to-moderate community acquired pneumonia is generally seasonal in nature, achieving sufficient patient enrollment for our pivotal Phase III clinical trials of cethromycin may be particularly difficult.  If the FDA determines that our geographic enrollment ratios are insufficient or if we are unable to enroll a sufficient number of microbiologically evaluable patients, our clinical trials could be delayed until sufficient numbers are achieved.

If we fail to obtain regulatory approvals in other countries for our product candidates under development, we will not be able to generate revenues in such countries.

In order to market our products outside of the United States, we must comply with numerous and varying regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval in the United States. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. The risks involved in the non-U.S. regulatory approval process, as well as the consequences for failing to comply with applicable regulatory requirements, generally include the same considerations as in the United States. A description of U.S. regulatory considerations can be found under the section entitled “—Even if we successfully complete clinical trials of cethromycin or any other product candidate, we may fail to obtain FDA approval of a new drug application.”

We will face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

We are a development stage company with 28 employees. Many of our competitors, such as Pfizer, GlaxoSmithKline and Bayer, are large pharmaceutical companies with substantially greater financial,

technical and human resources than we have. The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover or develop will compete with existing therapies if we receive marketing approval. Because of their significant resources, our competitors may be able to use discovery technologies and techniques, or partnerships with collaborators, in order to develop competing products that are more effective or less costly than the product candidates we develop. This may render our technology or product candidates obsolete and noncompetitive. Academic institutions, government agencies, and other public and private research organizations may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors.

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

If any of our product candidates receive marketing approval, we will only be permitted to promote the product for the uses indicated on the label cleared by the FDA. Our pivotal Phase III clinical trials of cethromycin are for the treatment of mild-to-moderate community acquired pneumonia, although we believe that cethromycin may have other applications in bronchitis, pharyngitis, sinusitis and inhalation anthrax. If we request additional label indications for cethromycin or our other product candidates, the FDA may deny those requests outright, require extensive clinical data to support any additional indications or impose limitations on the intended use of any approved products as a condition of approval. U.S. Attorneys’ offices and other regulators, in addition to the FDA, have recently focused substantial attention on off-label promotional activities and have initiated civil and criminal investigations related to such practices. If it is determined by these or other regulators that we have promoted our products for off-label use, we could be subject to fines, legal proceedings, injunctions or other penalties.

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

We are a party to certain in-license agreements that are important to our business, and we generally do not control the prosecution of in-licensed technology. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we exercise over our internally developed technology. Moreover, some of our academic institution licensors, research collaborators and scientific advisors have rights to publish data and information in which we have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information will be impaired. In addition, some of the technology we have licensed relies on patented inventions developed using U.S. government resources. Under applicable law, the U.S. government has the right to require us to grant a nonexclusive, partially exclusive or exclusive license for such technology to a responsible applicant or applicants, upon terms that are reasonable under the circumstances, if the government determines that such action is necessary.

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

The Medicare prescription drug coverage legislation and future legislative or regulatory reform of the healthcare system could limit future revenues from our product candidates.

In the United States, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to market and sell our product candidates profitably. In particular, in December 2003, President Bush signed into law new Medicare prescription drug coverage legislation. Under this legislation, the Centers for Medicare and Medicaid Services, or CMS, the agency within the Department of Health and Human Services that administers Medicare and will be responsible for reimbursement of the cost of drugs, has asserted the authority of Medicare to elect not to cover particular drugs if CMS determines that the drugs are not “reasonable and necessary” for Medicare beneficiaries or to elect to cover a drug at a lower rate similar to that of drugs that CMS considers to be “therapeutically comparable.” Changes in reimbursement policies or health care cost containment initiatives that limit or restrict reimbursement for our products may cause our revenues to decline.

Another development that may affect the pricing of drugs is regulatory action regarding drug reimportation into the United States. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 requires the Secretary of the U.S. Department of Health and Human Services to promulgate regulations allowing drug reimportation from Canada into the United States under certain circumstances. These provisions will become effective only if the Secretary certifies that such imports will pose no additional risk to the public’s health and safety and result in significant cost savings to consumers. To date, the Secretary has made no such finding, but he could do so in the future. Proponents of drug reimportation may also attempt to pass legislation that would remove the requirement for the Secretary’s certification or allow reimportation under circumstances beyond those anticipated under current law. If legislation is enacted, or regulations issued, allowing the reimportation of drugs, it could decrease the reimbursement we receive for any products that we may commercialize, negatively affecting our anticipated revenues and prospects for profitability.

We will need to increase the size of our organization, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.

We are currently a development stage company with 28 employees. We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our research, development and commercialization effort. To manage any growth, we will be required to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully manage the expansion of our operations or operate on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

If we are unable to attract and retain qualified scientific, technical and key management personnel, or if any of our key executives, Michael T. Flavin, Ph.D., Ze-Qi Xu, Ph.D., David A. Eiznhamer, Ph.D. or John L. Flavin, discontinues their employment with us, it may delay our research and development efforts.

We are highly dependent upon the efforts of our senior management team and scientific staff. The loss of the services of one or more members of the senior management team might impede the achievement of our development objectives. In particular, we are highly dependent upon and our business would be significantly harmed if we lost the services of Michael T. Flavin, Ph.D., our founder and Chairman and Chief Executive Officer, Ze-Qi Xu, Ph.D., our Executive Vice President and Chief Scientific Officer, David A. Eiznhamer, Ph.D., our Executive Vice President of Clinical Development or John L. Flavin, our President. We do not currently have any key man life insurance policies. We have entered into employment agreements with members of our senior management team, but this does not ensure that we will retain their services for any period of time in the future. Our research and drug discovery programs also depend on our ability to attract and retain highly skilled chemists, biologists and preclinical and clinical personnel. We may not be able to attract or retain qualified scientific personnel in the future due to intense competition among biotechnology and pharmaceutical businesses, particularly in the Chicago area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our research and development objectives and our ability to meet the demands of our collaborators in a timely fashion.

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

We face regulation and risks related to hazardous materials and environmental laws, violations of which may subject us to claims for damages or fines that could materially affect our business, cash flows, financial condition and results of operations.

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

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures. Our drug discovery and preclinical testing systems are highly technical and proprietary. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our drug discovery programs. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability as a result, our drug discovery programs may be adversely affected and the further development of our product candidates may be delayed. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties.

Our corporate offices and chemistry and biology laboratories are located in the Advanced Life Sciences Product Development Center in Woodridge, Illinois. The Product Development Center consists of approximately 15,000 square feet of laboratory and office space. We believe that our current facilities are adequate to meet our needs for the foreseeable future. Our facilities are leased and our current lease expires in September 2008. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3.                        Legal Proceedings.

None.

Item 4.                        Submissions of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the Nasdaq National Market under the symbol ADLS. The following table provides the high and low sales prices as reported by Nasdaq for the periods indicated.

	High	Low
2006
First Quarter	$4.24	$2.98
Second Quarter	3.64	2.31
Third Quarter	3.25	2.70
Fourth Quarter	$3.75	$2.13

	High	Low
2005
Period from August 4, 2005 to September 30, 2005	$5.81	$4.61
Fourth Quarter	$5.06	$3.00

As of March 16, 2007, there were approximately 37 shareholders of record of our common stock.

Dividends

We have neither declared nor paid dividends on our common stock or the preferred stock of our subsidiary, Advanced Life Sciences, Inc., since our inception and do not plan to pay dividends in the foreseeable future. Any determination in the future to pay cash dividends will depend on our financial condition, capital requirements, result of operations, contractual limitations and other factors deemed relevant by our Board of Directors. As of December 31, 2006, cumulative accrued undeclared dividends on our subsidiary’s preferred stock totaled approximately $1.3 million.

Equity Compensation Plan Information

The following table sets forth information regarding all securities that could be issued through the exercise of stock options and warrants:

Number of securites remaining available for
	Number of securities to be issued upon exercise of	Weighted-average exercise	future issuance under equity compensation plans
	outstanding options,	price of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,294,079	$3.54	1,459,147
Equity compensation plans not approved by security holders	—	—	—
Total	6,294,079	$3.54	1,459,147

Recent Sales of Unregistered Securities

None.

The following graph illustrates the cumulative total stockholder return on our common stock during the period from August 5, 2005, which is the date our common stock was initially listed on the Nasdaq National Market, through December 31, 2006 and compares it with the cumulative total return on the NASDAQ Composite Index, the NASDAQ Biotech Composite Index, and the AMEX Biotech Composite Index. The comparison assumes $100 was invested on August 5, 2005 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The performance shown is not necessarily indicative of futre performance.

Item 6.                        Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

						Period from
						Inception
						(January 1, 1999)
	Years ended December 31,					to December 31,
	2006	2005	2004	2003	2002	2006
Statement of Operations Data:
Revenue	$39,788	$121,451	$319,780	$180,427	$496,207	$2,241,989
Operating expenses
Research and development(1)	17,202,113	3,121,616	25,661,868	1,362,255	924,799	57,115,648
Selling, general and administrative	5,457,395	3,237,997	1,649,953	1,198,722	668,622	13,092,513
Loss from operations	(22,619,720)	(6,238,162)	(26,992,041)	(2,380,550)	(1,097,214)	(67,966,172)
Interest income	(1,651,916)	(272,216)	—	—	—	(1,924,132)
Interest expense	511,884	478,300	194,877	170,938	164,337	2,156,187
Gain on disposal(4)	(939,052)	—	—	—	—	(939,052)
Net other (income) expense	(2,079,084)	206,084	194,877	170,938	164,337	(706,997)
Net loss	(20,540,636)	(6,444,246)	(27,186,918)	(2,551,488)	(1,261,551)	(67,259,175)
Less accumulating preferred dividends for the period	175,000	175,000	175,000	175,000	175,000	1,319,792
Net loss allocable to common shareholders	$(20,715,636)	$(6,619,246)	$(27,361,918)	$(2,726,488)	$(1,436,551)	$(68,578,967)
Basic and diluted loss per common share(3)	$(0.78)	$(0.49)	$(13.27)	$(1.72)	$(0.90)
Weighted average shares outstanding(3)	26,546,785	13,610,694	2,062,351	1,588,000	1,588,000

	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash, Cash equivalents and investments	$27,054,947	$15,224,932	$194,555	$61,203	$18,739
Total assets	30,509,679	16,021,910	1,015,932	255,127	146,917
Long-term debt, less current portion	3,923,810	5,905,634	2,027,279	2,000,000	2,000,000
Total liabilities(2)	9,115,174	7,726,173	19,289,733	2,661,806	2,339,836
Deficit accumulated during development stage	(67,259,175)	(46,718,539)	(40,274,293)	(13,087,375)	(10,535,887)
Total stockholders equity (deficit)	$21,394,505	$8,295,737	$(18,273,801)	$(2,406,679)	$(2,192,919)

(1)           Amount for 2004 includes approximately $24.5 million of in-process research and development expense related to compounds licensed from Abbott Laboratories in December 2004. See Note 11 to the consolidated financial statements.

(2)           Amount for 2004 includes $14.0 million in payments made in 2005 under our license agreement with Abbott Laboratories executed in December 2004. See Note 11 to the consolidated financial statements.

(3)           Amounts for 2002 through 2004 have been restated to give effect to a 3.97-to-1 stock split authorized in June of 2005. See Note 1 to the consolidated financial statements.

(4)           Amount for 2006 results from sale of ALS Inc.’s  50% interest in Sarawak MediChem Pharmaceuticals. See Note 3 to the consolidated financial statements.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs in the areas of infectious disease, oncology and inflammation. Using our internal discovery capabilities and our network of pharmaceutical and academic partners, we have assembled a promising pipeline of clinical and preclinical product candidates. Our most advanced product candidate, cethromycin, is a second generation ketolide antibiotic in Phase III clinical development for the treatment of respiratory tract infections. We also have product candidates in earlier stages of development for the treatment of indications including inflammation-related tissue damage and malignant melanoma.

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

Since our inception, we have incurred net losses each year. Our net losses for the year ended December 31, 2006 was $20.5 million. As of December 31, 2006, we had an accumulated deficit of $67.3 million. Our operations to date have been funded principally through proceeds from our initial public offering, our private placement in March 2006, debt and capital contributions made principally by our founder and Chief Executive Officer and borrowings under our bank line of credit. We currently do not have sufficient cash or other funding available to complete our anticipated business activities during 2007. As a result, there is significant doubt about our ability to continue as a going concern.

In March 2006, we raised approximately $33.4 million, net of underwriting discounts and offering expenses, in connection with the issuance of 10,233,464 shares of our common stock at $3.53 per share. In addition to the shares sold, we issued warrants to purchase 5,116,732 shares of our common stock at a price of $3.81 per share.

We expect to significantly increase the rate of our research and development expenditures as we accelerate our development of cethromycin. Accordingly, our total expenses and net losses will similarly increase. If the clinical testing for our product candidates is delayed, we could incur increased development costs and a delay in our ability to generate revenues.

In December 2005, we initiated Phase III clinical trials for cethromycin. Our Phase III trials compare cethromycin with standard of care therapies for mild-to-moderate community acquired pneumonia (CAP) in the United States, Canada, Europe, South America and South Africa. This approach positioned us to recruit patients for our CAP studies in both hemispheres during each respective peak CAP season. The objective is to establish statistical non-inferiority against comparators.  Each trial will seek to demonstrate statistical non-inferiority to a comparator agent using a 95% confidence interval. Clinical cure rate will serve as the primary endpoint in each trial with bacteriological eradication serving as a secondary endpoint. We expect to have comprehensive data available by the end of the second quarter of 2007. This timeline depends on the severity of the CAP season and the successful treatment of patients in the clinical trials sites we have established. We will continue to enroll in all geographies until we have enrolled the requisite number of patients to complete our studies.

Cethromycin has also been demonstrated to have significant in vitro activity against over 30 anthrax (Bacillus anthracis) strains. It is currently being tested in non-human primates to determine its efficacy in treating inhalation anthrax post-exposure for prophylaxis.

Even if our pivotal Phase III clinical trials of cethromycin are successfully completed, we do not expect to receive FDA approval for commercialization until 2008 at the earliest. As of December 31, 2006, we estimate that our cethromycin development program will require an additional $60.9 million in research and development expenses which includes $40.0 million in additional milestone payments to Abbott, $16.0 million to complete the cethromycin clinical trials, $4.9 million for the preparation of the cethromycin NDA and other commercialization-related costs and $2.0 million to complete Anthrax studies. Our $10.0 million and $30.0 million Abbott milestone payments are triggered upon submitting an NDA and receiving FDA approval, respectively. Development timelines and related costs are difficult to estimate and may vary significantly from our current estimates.

If cethromycin is approved for marketing by the FDA, we plan to sell cethromycin using a commercial partner to access the primary care physician market and to build and utilize a focused internal sales force that will market directly to early adopters such as, but not limited to, pulmonary medicine and infectious disease physicians.

Results of Operations

Fiscal year ended December 31, 2006 compared to the fiscal year ended December 31, 2005

Revenue.   Total revenue decreased by $82,000 to $40,000 for the twelve months ended December 31, 2006 and consisted entirely of revenue earned from small business innovative research (“SBIR”) grants. The majority of this decrease, approximately $61,000, relates to the cessation of our management agreement with Flavin Ventures in 2005. The remaining decrease is attributable to lower SBIR grant revenue as a result of the completion of a phase I grant in 2006.

Research and development expense.   Research and development expense increased $14.1 million to $17.2 million for the twelve months ended December 31, 2006. Research and development expenses primarily consist of costs to administer our phase III clinical trials for our lead compound cethromycin, which we administer under contracts with third-parties. In addition, these costs include the salaries and related benefits of our scientific and clinical trial management staff as well as costs related to the operation of our laboratory facilities. Clinical trial and related costs associated with the development of cethromycin totaled $16.3 million for 2006, representing an increase of $14.3 million over the previous year. We estimate that the cost to complete the trials, which includes the costs to compile and submit the NDA to the FDA, are $30.9 million and will be recognized over 2007.  In addition to our cethromycin clinical trials, we initiated a study of cethromycin in non-human primates to determine its efficacy in treating inhalation anthrax. Expenditures under this program totaled $389,000 in 2006. We expect to incur an additional $2.0 million in 2007 to complete the study. Research and development expenses incurred to develop our intellectual property portfolio, excluding development costs related to the cethromycin and anthrax programs, totaled approximately $530,000 for the year ended December 31, 2006.

General and administrative expense.   General and administrative expense increased $2.2 million to $5.5 million for the twelve months ended December 31, 2006. Incremental costs as we operated as a public company for a full year totaled $1.7 million representing an increase of $1.1 million over the previous year. Marketing and travel expenses totaled $557,000, an increase of $487,000 over the previous year, the result of a greater presence at key industry conferences held throughout 2006. Compensation and related expenses totaled $2.5 million or an increase of $382,000 the result of hiring additional personnel in our accounting, business development and investor relations functions. The remaining increase of $231,000 was primarily attributable to overall expenses of additional personnel hired throughout the year as well as higher patent protection costs for our proprietary portfolio of compounds.

Gain on sale of SMP.   In December 2006, we completed the sale of ALS Inc.’s 50% interest in SMP. Under the terms of the stock purchase agreement, ALS Inc. sold 900 shares of SMP common stock, representing its entire interest in SMP, to its joint venture partner, CRAUN Research Sdn. Bhd., for $1.0 million. A gain of $940,000, net of legal costs incurred directly for the transaction, was recognized as the carrying value of the investment was zero.

Interest income.   Interest income increased $1.4 million to $1.7 million for the twelve months ended December 31, 2006. Interest income is derived through the investment of our IPO and private placement proceeds in money market funds, until they are used in operations.

Interest expense.   Interest expense increased $34,000 to $512,000 for the twelve months ended December 31, 2006. Interest expense increased due to a 2.0% increase in the prime rate between June 2005 and April 2006 as well as incremental borrowings of $915,000 on our line of credit for the same period. In April 2006, we restructured our line of credit to a fixed rate of 6.75%, which decreased the rate on outstanding borrowings approximately by 1.8%. In May 2006, we paid all outstanding accumulated and capitalized interest to our Chief Executive Officer in connection with his $2.0 million note, reducing the balance upon which interest is calculated by $837,000, the amount of accumulated and capitalized interest.

Fiscal year ended December 31, 2005 compared to the fiscal year ended December 31, 2004

Revenue.   Total revenue decreased by 62% to $121,000 for the twelve months ended December 31, 2005 from $320,000 for the twelve months ended December 31, 2004. Revenue earned in 2005 was partly derived through our management agreement with Flavin Ventures wherein we provided management and administrative services to a series of companies jointly owned by Flavin Ventures. The decline in revenue is attributable to a reduction in management fees earned from our management agreement with Flavin Ventures. We were notified in December 2005 by Flavin Ventures that these management services would no longer be needed.

Revenue derived through SBIR grants was $60,000 for the twelve months ended December 31, 2005 compared to $38,000 for 2004. We regularly submit grants to the National Institutes of Health and received approval for a Phase I grant in August 2005.

Royalties from a related party were $0 and $10,000 for the years ended December 31, 2005 and 2004, respectively. Royalty revenue in 2004 was derived through a license with deCODE genetics and is based upon deCODE’s sales of licensed technology.

Research and Development expense.   Total research and development expense decreased 88% to approximately $3.1 million for the twelve months ended December 31, 2005 from approximately $25.7 million for the twelve months ended December 31, 2004. The total expense realized in 2004 of $25.7 million includes an in-process research and development charge totaling approximately $24.5 million related to the license with Abbott Laboratories. Excluding the Abbott expense, total research and development expenditures increased by approximately $1.9 million in 2005. Approximately $1.3 million of the costs incurred were for manufacturing of clinical supplies and the preparation for the clinical trial of cethromycin. Approximately $408,000 of the costs incurred related to bonuses paid to our management team and compensation expense related to stock options. The remainder of the increases, approximately $332,000, represents additional scientific headcount compensation costs.  A decrease of approximately $40,000 related to supplies, materials and other direct and indirect cost resulted from a shift in work related to our discovery portfolio to a concentration in the development of cethromycin. Of the total research and development expenses incurred during the twelve months ended December 31, 2005, approximately $1.9 million was related to our development of cethromycin. The remainder of our research and development expenditures in 2005, totaling approximately $1.2 million, was expended under our other earlier-stage development programs.

General and administrative expense.   General and administrative expense increased 96% to approximately $3.2 million for the year ended December 31, 2005 from $1.6 million for the year-ended December 31, 2004. Of the approximate $1.6 million increase in administrative expense, approximately $776,000 related to bonus and stock option compensation charges paid in connection with the completion of our IPO. In addition, we incurred incremental payroll, benefit and payroll related costs of approximately $480,000 related to professional staff hired in 2005 primarily in our finance and investor relations functions.  The remainder of the 2005 increase, approximately $300,000, was attributable to incremental administrative and regulatory costs incurred as we operate as a public company beginning with our August 2005 IPO.

Interest income.   Interest income totaled approximately $272,000 for the twelve months ended December 31, 2005 compared to $0 for the same period of 2004 and was derived through investments made from our IPO proceeds.

Interest expense.   Interest expense increased $283,000 to $478,000 for the twelve months ended December 31, 2005 from $195,000 for the twelve months ended December 31, 2004 and resulted from $1.6 million of borrowings under our line of credit. Total borrowings under the line credit and our loan with our Chief Executive Officer were approximately $3.9 million and $2.8 million as of December 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development and general and administrative expenses. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $67.3 million as of December 31, 2006 and we expect to incur significant and increasing operating losses for the foreseeable future. Our working capital as of December 31, 2006 amounted to $24.9 million. Cash, cash equivalents and investments were $27.1 million as of December 31, 2006. Since our inception in 1999 to August 2005, we financed our operations primarily through debt and capital contributions principally from our founder and Chief Executive Officer and borrowings under our bank line of credit. In August 2005 we completed our initial public offering in which we raised $28.7 million, net of underwriters discount and offering costs. In March 2006 we completed a private placement in which we raised $33.4 million, net of underwriters discount and offering costs.

In September 2001, our Chief Executive Officer made a $2.0 million loan to us. The loan accrues interest at the rate of 7.75%, and is due and payable on December 31, 2007.  The balance of the loan was $2.0 million as of December 31, 2006.

We have a $4.0 million line of credit with a local financial institution. As of December 31, 2006, the line of credit had an outstanding balance of $3.9 million bearing interest of 6.75% per annum. Interest is payable monthly, and matures on January 1, 2008. The line of credit is secured by substantially all of the assets of the Company, excluding any rights that we may have as result of our license agreement with Abbott Laboratories for cethromycin. The line of credit is also secured by 2.5 million shares of our common stock held by Flavin Ventures. See Note 5 to the consolidated financial statements.

During the year ended December 31, 2006, cash used in operating activities totaled $22.2 million. Approximately $16.6 million was used for the development of cethromycin, $793,000 for research activities related to our proprietary portfolio of compounds, net of $40,000 received from SBIR grant funding, and $6.4 million was used for general operations, with net interest income of $1.6 million offsetting the cash expenditures. Cash provided by investing activities totaled $11.1 million during the year ended December 31, 2006 and related primarily to investments sold that had reached maturity and were subsequently reinvested in cash equivalents as well as $940,000 from the sale of our interest in SMP. Cash provided from financing activities totaled $33.4 million during the year ended December 31, 2006, due primarily to the sale of our common stock in of our private placement.

Contractual Obligations

As of December 31, 2006, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of research, development and license agreements including the potential product based milestones which could be due to Abbott, are as follows:

	Payments Due by December 31,
	2007	2008	2009	2010	2011	Thereafter	Total
Notes payable	$2,000,000	$3,915,000	$—	$—	$—	$—	$5,915,000
Interest	424,037	2,842	1,633	304	—	—	428,816
Abbott license payments	10,000,000	30,000,000	—	—	—	—	40,000,000
Cethromycin development costs	19,119,000	8,000	—	—	—	—	19,127,000
Anthrax clinical studies	1,931,000	—	—	—	—	—	1,931,000
ALS-357 clinical supplies	315,000	12,000	—	—	—	—	327,000
Operating leases	225,878	154,708	—	—	—	—	380,586
Capital leases	19,437	7,258	8,468	4,350	—	—	39,513
Total	$34,034,352	$34,099,808	$10,101	$4,654	$—	$—	$68,148,915

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

In the year ended December 31, 2006 we executed contracts totaling $32.6 million related to our clinical development of cethromycin. Of this amount, $20.0 million represents the costs we will incur to complete the Phase III pivotal clinical trials; $5.8 million relates to cardiac safety studies, clinical laboratory support for the trials, and the manufacture and analysis of clinical supplies for the trials; $4.8 million for the manufacture of test batches of cethromycin required for the NDA, which we anticipate submitting  to the FDA in the second half of 2007; $1.8 million for the compilation of the cethromycin NDA which includes $700,000 in time and material based consulting agreements that could fluctuate from our estimates if the actual consulting time spent compiling the NDA varies from our current projections; and $200,000 for preliminary marketing and branding related activities for cethromycin. Remaining payments due under these contracts total $19.1 million and will be made primarily over the next twelve months. In addition, we executed contracts totaling $2.5 million to measure the efficacy of cethromycin against inhalation anthrax in non-human primates. The majority of these payments are milestone based and the periods in which milestone obligations become payable are only estimates due to uncertainties in patient enrollment. We expect to pay the remaining balance of $1.9 million due under these contracts in 2007.

Additionally, we executed contracts totaling $401,000 in 2006 to manufacture clinical supplies related to our ALS-357 compound which has shown evidence of anti-tumor activity against malignant melanoma in preclinical studies. In the first quarter of 2007, we executed additional contracts totaling $709,000 for the compilation of the cethromycin NDA. Payments due under these contracts are expected to be made throughout 2007.

To fund these contracts and our existing development commitments, indebtedness and general operating expenses we anticipate raising additional operating capital during 2007 after data from our trials is available. Such a capital raise could be achieved by the sale of additional common stock, the receipt of milestone payments which would be paid to us as a result of entering into a commercial partnership for cethromycin, or a combination of both. Based upon current market conditions and discussions with potential commercial partners, we believe sufficient funds can be raised in 2007 to continue our development of cethromycin and fund our other research and corporate expenditures through the expected approval of our cethromycin NDA. Although we believe we can obtain sufficient financing, there can be no assurances that such financing will be available in the future at terms acceptable to us. We currently do not have sufficient cash or other funding available to complete our anticipated business activities during 2007. As a result, there is significant doubt about our ability to continue as a going concern.

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

If, at any time, our prospects for financing our clinical development programs are limited, we may decide to reduce research and development expenses by delaying or discontinuing certain programs.

Off-Balance Sheet Arrangements

Under the definition contained in Item 303 (a)(4)(ii) of Regulation S-K, we do not have any off-balance sheet arrangements.

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

Research and Development

Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of our proprietary product portfolio. All such costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. We estimate both the total cost and time period of the trials and the percent completed as of that accounting date. We believe that the estimates made as of December 31, 2006 are reflective of the actual expenses incurred as of that date.

Stock-based Compensation

We account for stock-based awards to employees and non-employees using the accounting provisions of Statement of Financial Accounting Standards No. 123(R) Share-based Payments which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. We use the Black-Scholes options-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility is based on historical data from several peer public companies with similar product portfolios to us. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is currently confined to our cash and cash equivalents. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on their realized value.

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

Item 8.                        Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advanced Life Sciences Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Life Sciences Holdings, Inc. (a Delaware corporation in the development stage) and its subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and for the period from January 1, 1999 (inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advanced Life Sciences Holdings, Inc. and its subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, and for the period from January 1, 1999 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash on-hand or other funding available to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, the Company is in development stage.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 19, 2007

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,054,947	$4,749,932
Investments—available for sale	—	10,475,000
Accounts receivable—related party	—	6,160
Prepaid insurance	380,083	362,241
Management fees—related party	2,364,512	4,500
Other prepaid expenses and deposits	273,572	113,763
Total current assets	30,073,114	15,711,596
PROPERTY AND EQUIPMENT:
Furniture and fixtures	250,308	147,275
Laboratory equipment	142,928	142,928
Computer software and equipment	231,022	187,771
Leasehold improvements	182,839	40,646
Total property and equipment—at cost	807,097	518,620
Less accumulated depreciation	(398,486)	(267,372)
Property and equipment—net	408,611	251,248
OTHER LONG-TERM ASSETS:
Deferred financing costs	26,502	53,004
Other assets	1,452	6,062
Total other long-term assets	27,954	59,066
TOTAL ASSETS	$30,509,679	$16,021,910
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,011,396	$294,816
Accrued clinical trial expenses	1,410,894	83,186
Other accrued expenses	226,881	157,575
Accrued interest payable	22,756	5,334
Short-term lease payable	19,437	14,114
Short-term grant payable	476,708	—
Short-term notes payable—related party	2,000,000	—
Total current liabilities	5,168,072	555,025
Long-term lease payable	20,076	13,166
Accrued interest payable—related party	—	765,514
Long-term grant payable	23,292	500,000
Notes payable—net of $11,266 debt discount December 31, 2006 & $22,532 December 31, 2005	3,903,734	3,892,468
Long-term notes payable—related party	—	2,000,000
Total liabilities	9,115,174	7,726,173
COMMITMENTS AND CONTINGENCIES:
MINORITY INTEREST	—	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value—60,000,000 shares authorized;
December 31, 2006 28,282,677 issued and outstanding; December 31, 2005
17,990,322 shares issued and outstanding;	282,827	179,903
Additional paid-in capital	88,370,853	54,834,373
Deficit accumulated during the development stage	(67,259,175)	(46,718,539)
Total stockholders’ equity	21,394,505	8,295,737
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,509,679	$16,021,910

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period From
				Inception
				(January 1, 1999)
				Through
	Year ended December 31,			December 31,
	2006	2005	2004	2006
Revenue:
Management fees—related party	$—	$61,239	$271,644	$1,161,180
Grants	39,788	60,212	38,136	1,035,571
Royalty—related party	—	—	10,000	45,238
Total revenue	39,788	121,451	319,780	2,241,989
Expenses:
Research and development	17,202,113	3,121,616	25,661,868	49,135,349
Contracted research and development— related party	—	—	—	7,980,299
Selling, general and administrative	5,457,395	3,237,997	1,649,953	13,092,513
Total expenses	22,659,508	6,359,613	27,311,821	70,208,161
Loss from operations	(22,619,720)	(6,238,162)	(26,992,041)	(67,966,172)
Other (income) expense:
Interest Income	(1,651,916)	(272,216)	—	(1,924,132)
Interest expense	511,884	478,300	194,877	2,156,187
Gain on sale of interest in Sarawak Medichem Pharmaceuticals joint venture	(939,052)	—	—	(939,052)
Net other (income) expense	(2,079,084)	206,084	194,877	(706,997)
Net loss	(20,540,636)	(6,444,246)	(27,186,918)	(67,259,175)
Less accumulated preferred dividends for the period	175,000	175,000	175,000	1,319,792
Net loss allocable to common shareholders	$(20,715,636)	$(6,619,246)	$(27,361,918)	$(68,578,967)
Net loss per share available to common shareholders—basic and diluted	$(0.78)	$(0.49)	$(13.27)
Weighted average shares outstanding- basic and diluted	26,546,785	13,610,694	2,062,351

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1999) THROUGH DECEMBER 31, 2006

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
BALANCE—January 1, 1999 (inception)	—	$—	$—	$—	$—
Issuance of stock (since inception)	1,588,000	250,000			250,000
Compensation expense related to stock options (since inception)			15,097		15,097
Capital contributions (since inception)	—	—	10,415,599	—	10,415,599
Net loss (since inception)	—	—	—	(13,087,375)	(13,087,375)
BALANCE—December 31, 2003	1,588,000	250,000	10,430,696	(13,087,375)	(2,406,679)
Issuance of common stock at $0.157 per share	41,685	6,563	—	—	6,563
Compensation expense related to stock options	—	—	5,604	—	5,604
Exchange of shares under recapitalization	(1,629,685)	(256,563)	—	—	(256,563)
Issuance of shares under recapitalization	9,482,015	94,820	161,743	—	256,563
Capital contributions	—	—	2,295,731	—	2,295,731
Issuance of 14,887 warrants	—	—	11,898	—	11,898
Issuance of common stock in exchange for licenses	1,122,569	11,226	8,988,774	—	9,000,000
Net loss	—	—	—	(27,186,918)	(27,186,918)
BALANCE—December 31, 2004	10,604,584	106,046	21,894,446	(40,274,293)	(18,273,801)
Issuance of common stock, net of offering costs	6,721,814	67,218	29,210,558	—	29,277,776
Issuance of stock related to option exercises	63,924	639	14,240	—	14,879
Compensation expense related to stock options	—	—	696,204	—	696,204
Issuance of common stock in exchange for
reduction of milestones payable	600,000	6,000	3,000,000	—	3,006,000
Modification of 14,887 warrants	—	—	18,925	—	18,925
Net loss	—	—	—	(6,444,246)	(6,444,246)
BALANCE—December 31, 2005	17,990,322	179,903	54,834,373	(46,718,539)	8,295,737
Issuance of common stock, net of offering costs	10,233,464	102,335	33,266,653	—	33,368,988
Issuance of stock related to option exercises	58,891	589	8,656	—	9,245
Compensation expense related to stock options	—	—	261,171	—	261,171
Net loss	—	—	—	(20,540,636)	(20,540,636)
BALANCE—December 31, 2006	28,282,677	$282,827	$88,370,853	$(67,259,175)	$21,394,505

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period From
				Inception
				(January 1,
				1999)
				Through
	Year Ended December 31,			December 31,
	2006	2005	2004	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,540,636)	$(6,444,246)	$(27,186,918)	$(67,259,175)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	131,114	86,565	68,334	416,019
Non-cash interest expense	37,768	25,155	132	63,055
Stock compensation expense	261,171	696,204	5,604	978,076
Non-cash research and development	—	—	24,466,667	24,466,667
Non-cash settlement of milestone payment	—	6,000	—	6,000
Gain on sale of interest in Sarawak Medichem Pharmaceuticals (SMP)	(939,052)	—	—	(939,052)
Loss on disposal	—	—	—	11,533
Changes in operating assets and liabilities:
Clinical supplies	—	533,333	—	533,333
Accounts receivable, related party	6,160	18,708	(24,868)	—
Prepaid expenses	(2,537,663)	(454,698)	4,027	(3,018,167)
Other assets	4,610	(4,610)	5,602	(1,452)
Accounts payable	745,823	9,693	45,309	1,011,396
Accrued expenses	1,397,014	55,413	111,797	1,637,775
Licenses payable	—	(11,000,000)	—	(11,000,000)
Accrued interest on debt	(748,092)	199,926	193,239	600,819
Net cash flows from operating activities	(22,181,783)	(16,272,557)	(2,311,075)	(52,493,173)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(288,027)	(87,652)	(90,777)	(671,912)
Proceeds from the sale of SMP	939,052	—	—	939,052
Proceeds from the sales of investments	14,807,158	16,750,000	—	31,557,158
Purchase of investments	(4,332,158)	(27,225,000)	—	(31,557,158)
Net cash flows from investing activities	11,126,025	(10,562,652)	(90,777)	267,140
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	33,368,988	29,277,776	2,295,731	69,856,339
Proceeds from issuance of notes payable	3,915,000	1,610,000	235,000	12,933,691
Payments on notes payable	(3,915,000)	—	—	(3,915,000)
Proceeds from grants	—	500,000	—	500,000
Proceeds from stock options exercised	9,245	14,879	6,563	30,687
Payments on capital leases	(17,460)	(12,069)	(2,090)	(124,737)
Net cash flows from financing activities	33,360,773	31,390,586	2,535,204	79,280,980
NET INCREASE IN CASH	22,305,015	4,555,377	133,352	27,054,947
CASH—Beginning of year/period	4,749,932	194,555	61,203	—
CASH—End of year/period	$27,054,947	$4,749,932	$194,555	$27,054,947
SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
Cash paid during the period for interest	$1,232,651	$247,341	$1,511	$1,496,223
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Noncash investment activity:
Purchase of property and equipment under capital leases	$29,693	$—	$41,438	$164,249
Capital expenses included in accounts payable	—	29,243		—
Noncash financing activity:
Issuance of common shares for licenses	—	—	9,000,000	9,000,000
Issuance of common shares for reduction of milestone payment	—	3,000,000		3,000,000
Debt discount	—	18,925	11,898	30,823
Deferred financing costs	$—	$15,000	$15,000	$30,000

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 AND FOR THE PERIOD FROM INCEPTION  (JANUARY 1, 1999) THROUGH DECEMBER 31, 2006

1.   Nature of Business

In January 1999, MediChem Life Sciences, Inc. (“MediChem”) contributed all of the net assets of its proprietary drug development business, including MediChem’s 50% interest in Sarawak MediChem Pharmaceuticals, Inc. (“SMP”) to a wholly- owned subsidiary, Advanced Life Sciences, Inc. (“ALS Inc.”) in exchange for 1,588,000 shares of common stock.

In June 1999, MediChem exchanged its investment in 100% of the outstanding common stock of ALS Inc. for nonvoting preferred stock issued by ALS Inc. effecting a spin-off of ALS Inc. Prior to the spin-off, Dr. Michael Flavin, the sole stockholder, owned 100% of MediChem and ALS Inc., then a wholly-owned subsidiary of MediChem. As a result of the spin-off, Dr. Flavin became the sole common stockholder of ALS Inc. MediChem holds 100% of the preferred stock of ALS Inc., which was issued in exchange for common stock held at the June 1999 spin-off.

In August 2001, ALS Inc. formed a general partnership, Advanced Life Sciences General Partnership (“ALS GP”), with Dr. Flavin, ALS Inc.’s chief executive officer. ALS Inc. contributed all of its assets and liabilities to ALS GP, with the exception of debt due to Dr. Flavin. In 2002, Dr. Flavin transferred his interest in ALS GP to Flavin Ventures, LLC (“Flavin Ventures”), which he controls. Flavin Ventures is not included in the consolidated financial statements of Advanced Life Sciences Holdings, Inc. (“the Company”).

In December 2004, ALS Inc. executed a plan of reorganization. The Company was formed as a Delaware corporation with Dr. Flavin as its chief executive officer. Common shareholders of ALS, Inc. exchanged their 1,629,685 common shares for 1,629,685 shares of common stock of the Company. Under the terms of the reorganization, Flavin Ventures exchanged its 40% ownership of ALS GP for 7,852,330 shares of the Company’s common stock. After the exchange was completed, ALS GP was dissolved and its assets and liabilities were assumed by ALS Inc. ALS Ventures, LLC (“ALS Ventures”), a Delaware limited liability company was formed pursuant to the plan of reorganization. After its formation, Dr. Flavin and Flavin Ventures simultaneously contributed all of their common shares, 1,588,000 and 7,852,330, respectively, to ALS Ventures.

In April 2005, we filed a registration statement with the Securities and Exchange Commission (“the SEC”) covering the proposed sale by the Company of its common stock to the public. In June 2005, the Board approved the amendment and restatement of the Company’s Articles of Incorporation to provide for an increase in the number of authorized shares of common stock and preferred stock to 60,000,000 shares and 5,000,000 shares, respectively, and a 3.97-for-1 stock split of the Company’s common stock. All references in the consolidated financial statements to shares of common stock, common stock options, common stock prices and per share of common stock amounts have been adjusted retroactively for all periods presented to reflect this stock split. In August 2005, the Company completed the initial public offering of its common stock in which the Company sold 6,400,000 shares of common stock to the public at $5.00 per share, resulting in gross proceeds of $32.0 million. The Company also completed a concurrent offering of 600,000 shares to an existing stockholder in exchange for a $3.0 million reduction of a milestone payment obligation under its license agreement with the stockholder. In September 2005, the Company’s underwriters exercised their option to purchase 100,000 shares to cover over-allotments resulting in additional gross proceeds of $500,000. In connection with these offerings, the Company paid approximately

$2.3 million in underwriting discounts and incurred other offering expenses of approximately $1.5 million. The net cash proceeds from the offerings were approximately $28.7 million.

In March 2006, the Company raised approximately $33.4 million, net of underwriting discounts and offering expenses, in connection with the issuance of 10,233,464 shares of its common stock at a price of $3.53 per share and warrants to purchase an additional 5,116,732 shares of its common stock at an exercise price of $3.81 per share.

In December 2006, the Company completed the sale of ALS Inc.’s 50% equity interest in SMP to the State Government of Sarawak, Malaysia (“Sarawak Government”), through Craun Sdn. Bhd. (“CRAUN”) for $1.0 million. Upon the closing of the Stock Purchase Agreement, the Sarawak Government became the sole owner of SMP and its HIV-therapeutic candidate, Calanolide A. The net cash proceeds from the sale were approximately $940,000. In connection with the sale, the Company made customary representations and warranties and provided indemnification for losses not to exceed the purchase price of $1 million. The parties mutually agree to waive any future legal claims otherwise arising out of the SMP joint venture.

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

The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Company’s continued losses and current cash and financing position, such realization of assets or liquidation of liabilities, without substantial adjustments is uncertain. Given this uncertainty, there is significant doubt as to the Company’s ability to continue as a going concern.

Business and Credit Risks—The Company is subject to risks and uncertainties common to drug discovery companies, including technological change, potential infringement on intellectual property of third parties, new product development, regulatory approval and market acceptance of its products, activities of competitors and its limited operating history.

The Company has incurred losses since its incorporation in January 1999, and, prior to its incorporation, its business activities as a segment of MediChem incurred losses. The Company has funded its operations to date primarily from debt financings and capital contributions from its founder and Chief Executive Officer, proceeds of the IPO and the subsequent private placement. The Company will not be generating revenues or realizing cash flows from operations in the near term, and will require additional equity or debt financing to meet working capital needs, to fund operating losses associated with research and development and to fund clinical trials. In order to address its working capital shortfall the Company intends to raise additional capital during 2007 through the issuance of equity securities or the receipt of milestone payments which would be paid as a result of a consummating a commercial partnership for cethromycin, or a combination of both.  Although management believes the Company could obtain such financing, there can be no assurances that such financing will be available in the future at terms acceptable to the Company, if at all. To the extent the Company raises additional capital by issuing equity securities; our stockholders could experience substantial dilution. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.   Summary of Significant Accounting Policies

Basis of Presentation—The consolidated financial statements include the accounts of the Company and its subsidiary ALS Inc. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Investments—The Company has, at times, invested in marketable debt securities which were classified as available-for-sale, the fair value of which was determined using currently available market prices. The Company reviews the carrying value of investments each quarter to determine whether an other than temporary decline in market value exists. If such a decline is deemed to have occurred, the investment is written-down with a charge to other (income) expense, net.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of stockholders’ equity in accumulated other comprehensive loss.  Marketable securities available for current operations are classified in the balance sheet as current assets; marketable securities held for long-term purposes are classified as noncurrent assets. Interest income and realized gains and losses on securities are included in “Interest income” in the statements of operations.  As of December 31, 2006, the Company had no marketable securities and therefore no unrealized holding gains or losses were recognized in the statements of operations and stockholders equity.

Property and Equipment—Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of three to five years. Assets under capital leases were recorded at the present value of the minimum lease payments and are amortized over the shorter of their estimated useful lives or the term of the respective leases using the straight-line method. Maintenance and repair costs are expensed as incurred. Fixed assets capitalized under capital leases amounted to $71,000 and $41,000 as of December 31, 2006 and 2005, net of accumulated depreciation of $34,000 and $16,000, as of December 31, 2006 and 2005, respectively.

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

Fair Value Measurements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value. The Company does not expect the adoption of FAS 157 to have a material impact on its financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The Company does not expect the adoption of FAS 159 to have a material impact on its financial statements.

Research and Development Expenses—Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of the

Company’s proprietary product portfolio. All such costs are expensed as incurred including in-process research and development. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. The Company estimates both the total cost and time period of the trials and the percent completed as of that accounting date.  Research and development expenses resulting from contracts that require payments based upon the progress towards completion of certain milestones are estimated based upon the percentage of completion method. The Company believes that the estimates made as of December 31, 2006 are reflective of the actual expenses incurred as of that date.

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

Clinical Supplies—Clinical supplies consist of clinical trial raw material purchased from Abbott Laboratories which were valued at the lower of cost or market. Such supplies were expensed to research and development expense as they were manufactured into tablets for use in clinical trials.

Revenue Recognition—Small Business Innovation Research grant revenue is recorded as expenses are incurred and services performed in accordance with the terms of the grant agreements. Royalty revenue is earned from a license of the Company’s chemical process technology. Under the license, revenue is earned based upon a percentage of reported net sales from a subsidiary of deCODE, for services that incorporate the licensed technology (see Note 4). Revenue earned through our management agreement with Flavin Ventures is recorded as expenses are incurred and services performed.

Fair Value of Financial Instruments—The carrying amount of the Company’s financial instruments, which include cash equivalents, investments, accounts payable and long-term obligations, approximate their fair values.

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

Milestone and Intellectual Property Costs—Milestone and intellectual property costs consist of milestone payments made for agreed-upon achievements in the course of development of the compounds the Company licenses. Milestone payments are expensed when the milestone is achieved.

Stock-Based Compensation—Stock-based compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation expense is recognized over the period that an employee provides service in exchange for the award.

Effective December 2004, the Company adopted SFAS No. 123(R) Share-Based Payment. As prescribed in SFAS No. 123(R) the Company elected to use the ‘‘prospective method’’, which requires stock-based compensation expense to be recognized for all awards granted, modified or settled in the year of adoption. In accordance with accounting standards then in effect, no compensation had been recognized for stock options issued to employees prior to 2004. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of options.

Disclosure About Segments of an Enterprise—Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one segment.

3.   Joint Venture

Sarawak MediChem Pharmaceuticals, which was formed in 1996, was a joint venture between the Sarawak Government and the Company. The Sarawak Government, through CRAUN, and ALS Inc. each maintained a 50% share in SMP.

In October 2006, the Company and the Sarawak Government entered into a Stock Purchase Agreement, pursuant to which the Sarawak Government, through CRAUN, agreed to purchase ALS Inc.’s 50% equity interest in SMP, in exchange for a $1.0 million cash payment to ALS Inc. The parties made certain representations and warranties in the Stock Purchase Agreement and mutually agreed to waive any future legal claims otherwise arising out of the SMP joint venture. The Company provided indemnification under the Stock Purchase Agreement for losses not to exceed the purchase price of $1.0 million. In connection with this transaction, ALS Inc. and the Sarawak Government agreed to terminate the joint venture agreement, which released the Company and ALS Inc. from any future obligations to SMP. As a result of the transaction, the Company no longer has any interest in SMP’s HIV-therapeutic candidate, Calanolide A.

The Company accounted for its investment in SMP under the modified equity method of accounting, which provides that the Company record its proportional share of earnings once the accumulated deficit incurred by SMP has been recovered. At the time of the closing of the Stock Purchase Agreement in December 2006, SMP had not recovered its accumulated deficit and accordingly, the Company’s investment in SMP had a carrying value of zero, therefore a gain equal to the purchase price less transaction costs, or approximately $940,000, was recognized.

4.   Related Party Transactions

In March 2002, the existing license agreements between the Company and MediChem were renegotiated at the time of MediChem’s merger with deCODE Genetics (“deCODE”). All of the terms and obligations under the previous licenses were terminated, and a new agreement was formed between the Company and deCODE/MediChem. Under the new agreement, the Company assigned and relinquished all of its rights, title and interest in certain patented technologies in exchange for a 50% royalty on any and all income received by deCODE/MediChem resulting from the licensing, cross licensing or sale to a third party of the patented technologies. In 2006, 2005 and 2004, the Company received $0, $0 and $10,000, respectively, in royalty payments relating to these technologies. With the exception of the master laboratory services agreement, all other agreements between the Company and MediChem were terminated at the time of MediChem’s merger with deCODE. deCODE also provides analytical services to the Company on an as needed basis. Such services totaled approximately $6,000, $10,000 and $6,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

In January 2004, the Company initiated a management services agreement with Flavin Ventures whereby the Company provides administrative management services to Flavin Ventures and its subsidiaries Shamrock Structures, BioStart Property Group and Molecular Formulations. The agreement also requires Flavin Ventures and its related subsidiaries to reimburse the Company for rent and related facility costs based upon the actual square footage occupied by each of the companies. Fee income recognized related to this agreement for the year ended December 31, 2006, 2005 and 2004 totaled approximately $0, $61,000 and $272,000, respectively. In December 2005, the Company was notified that the management services provided under this agreement would no longer be required.

The Company’s Chief Executive Officer, Michael T. Flavin, loaned $2.0 million to the Company in 2001 (see Note 5). Interest expense of $175,000, $199,000 and $185,000 was recorded related to the note, for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

The Company’s line of credit is secured by substantially all of the Company’s assets, except that the collateral specifically excludes any rights that the Company may have a result of its license agreement with Abbott Laboratories for cethromycin, and is further secured by 2.5 million shares of the Company’s common stock held by ALS Ventures, LLC (see Note 5).

The Company leases facilities from the BioStart Property Group (“BioStart”), a subsidiary of Flavin Ventures. Lease payments totaled approximately $263,000, $286,000 and $243,000 for the years ended December 31, 2006, 2005 and 2004, respectively (see Note 10). In April 2006, the Company amended its lease agreement with BioStart. Under the terms of the amendment, the Company may reduce its required rental and common area maintenance payments to BioStart to offset for any shared expenses between the Company and other tenants in the building. In 2006, such rental and common area maintenance reductions totaled $9,700 and $9,100, respectively.

5.   Long Term Obligations

In September 2001, the Company entered into a $2.0 million promissory note with the Chief Executive Officer of the Company which bears interest at 7.75%. Accrued but unpaid interest is added to the outstanding principal annually. Principal plus accrued interest is due in a lump sum on December 31, 2007.    In May 2006, the Company’s Board of Directors authorized the payment of accumulated interest on the loan with the Chief Executive Officer, totaling $837,000. The authorization also provides for monthly payments of accumulated interest until the loan matures on December 31, 2007. As of December 31, 2006 and 2005, the Company had $2.0 million and $2.8 million including accrued interest, respectively, outstanding under the note.

The Company had a $4.0 million line of credit with a financial institution. Interest under the line was payable monthly, and matured on December 31, 2007. In connection with the line of credit, the financial institution received a warrant entitling it to purchase 14,887 shares of the Company’s common stock at an exercise price of $5.00 per share, subject to certain adjustments.  The warrant is immediately exercisable and will terminate, if not exercised, on December 21, 2009. At the time of issue the warrant was valued, using the Black-Scholes option pricing model, at $11,900. The amount was recorded as a discount to the related debt and is being amortized to interest expense over the term of the debt. As a result of a decrease in exercise price under the terms of the warrant in connection with the Company’s initial public offering, the warrant was revalued at $27,000. The difference between the carrying value and fair value was recorded as a discount to long-term obligations and is being amortized to interest expense over the remaining term of the line of credit.

In April 2006, the Company restructured its $4.0 million line of credit. The new line of credit provides for a fixed interest rate of 6.75% per annum and a maturity date of January 1, 2008. The line of credit is secured by substantially all of the Company’s assets, except that the collateral specifically excludes any rights that the Company may have as a result of its license agreement with Abbott Laboratories for cethromycin, and is further secured by 2.5 million shares of the Company’s common stock held by ALS Ventures, LLC. The new line of credit also provides for, among other things, the release of guarantees by Flavin Ventures, LLC, Dr. Michael Flavin and his wife, and John L. Flavin. As of December 31, 2006 and 2005, the Company had $3.9 million and $3.9 million, respectively, outstanding under the note.

6.   Stockholders’ Equity

Authorized Capital—As of December 31, 2006, the authorized capital stock of the Company consists of 60,000,000 shares of voting common stock authorized for issuance with a par value of $0.01 and 5,000,000 shares of undesignated preferred stock which may be issued from time to time in one or more series  The Company has not issued any preferred stock as of December 31, 2006.

7.   Minority Interest

The Series A preferred stock (“Series A Preferred Stock”) of the Company’s  subsidiary, ALS, Inc., is held by deCODE Genetics (“deCODE”) as a result of ALS Inc.’s spin-off from MediChem Life Sciences in January 1999, and MediChem’s subsequent acquisition by deCODE Genetics in March 2002. deCODE provides analytical services to the Company on an as needed basis.

As of December 31, 2006, ALS Inc. had 250,000 shares of Series A Cumulative Preferred Stock authorized, issued and outstanding to deCODE. The Series A Preferred Stock is nonvoting except as to certain matters including the issuance of any class of stock ranking prior to the shares of Series A Preferred Stock, or the merger or consolidation of ALS Inc. if such merger would adversely affect the powers, preferences or rights of the Series A Preferred Stock. The Series A Preferred stockholder is entitled to receive dividends payable in cash at the rate of 7.0% per annum per share on the amount of liquidation preference of the shares.

Liquidation Preferences—Upon dissolution or winding up of ALS Inc., whether voluntary or involuntary, the holders of the shares of the Series A Preferred Stock are entitled to receive a liquidation preference of $10 per share, plus all accrued and unpaid dividends.

The total liquidation preference values as of December 31, 2006 and 2005 are approximately $3.8 million and $3.6 million respectively, including approximately $1.3 million and $1.1 million of unpaid dividends.

8.   Incentive Stock Plan

In December 1999, our board of directors and stockholders adopted and approved the Company’s Incentive Compensation Plan (the “Plan”). The Plan provides for the grant of stock options and the award of restricted stock to selected officers and consultants of the Company. Options expire 10 years from the date of grant. The Plan provides for graduated vesting whereby options to purchase 1/36th of the shares granted vest at the end of each month following the date of grant. Awards of restricted stock are subject to certain terms, conditions, restrictions and limitations as determined by the board of directors. The 1999 plan concluded in 2005 when the final options authorized under the plan were issued.

In April 2005, our board of directors adopted the 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan permits awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares. In addition, the plan provides an opportunity for the deferral of salary and bonuses into restricted stock units and the deferrals of gains or payments due upon the vesting or exercise of awards under our stock incentive plan. As of December 31, 2006, only non-qualified stock options had been issued under this plan.

The maximum number of shares of common stock that may be subject to awards under our incentive plans is 2,786,107. Options granted under the 2005 Stock Incentive Plan vest at the discretion of the board of directors and expire 10 years from the date of grant. The vesting term of the options granted in 2006 ranged from immediate vesting to 3 years.

The compensation cost that has been charged against income for the Company’s Plans was approximately $261,000, $700,000 and $6,000 for 2006, 2005 and 2004, respectively.

The following schedule details the grants under the Company’s plan for the years ended December 31, 2006, 2005 and 2004:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2004	554,300
Granted	110,366	$0.16
Exercised	(41,685)	$0.16
Forfeited	(3,033)	$0.16
Outstanding at December 31, 2004	619,948	$0.16	6.7	$4,873,183
Granted	379,810	$5.23
Exercised	(63,924)	$1.78
Forfeited	—
Outstanding at December 31, 2005	935,834	$4.94	7.3	$1,998,525
Granted	301,618	$3.36
Exercised	(58,894)	$0.16
Forfeited	(16,098)	$7.34
Outstanding at December 31, 2006	1,162,460	$2.36	7.2	$422,192
Vested or expected to vest at December 31, 2016	1,138,217
Options exercisable at December 31, 2006	830,935	$1.98	6.4	$611,520

The weighted-average grant-date fair value of options granted during the years 2006, 2005 and 2004 was approximately $398,000, $314,000 and $30,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $174,000, $336,000 and $60,000, respectively.

As of December 31, 2006, there was approximately $667,000 of total unrecognized compensation cost related to unvested stock options granted under the Plans; that cost is expected to be recognized over a period of 3 years.

Cash received from options exercises under the Plans for the years ended December 31, 2006, 2005 and 2004 was approximately $9,000, $15,000 and $7,000, respectively. The Company issues new shares of common stock as a result of stock option exercises.

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes model that uses assumptions noted in the table below:

	2006	2005	2004
Expected volatility	61% - 66%	54 - 64% %	54.0%
Weighted-average volatility	61.9%	61.0%	54.0%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	6.5	5.0 - 6.5	3
Risk-free rate	4.60% - 4.78%	3.7% - 4.9%	3.5%

Due to the limited data available of the Company’s historical stock price volatility, expected volatility is computed based upon historical volatilities of peer companies with similar product portfolios. The expected term of options granted is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in SEC Staff Accounting Bulletin No. 107.

9.   Income Taxes

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

NOL carryforwards of approximately $38.9 million for income tax purposes are available to offset future taxable income. In addition, federal tax credits for increasing research and development expenditures of approximately $1.1 million are available to offset future tax. These carryforwards begin to expire in varying amounts beginning in the year 2019. In March 2006, in conjunction with the Company’s issuance of common stock to a group of investors in March of 2006, the Company had an ownership change as that term is defined in Section 382 of the Internal Revenue Code. Approximately $19.8 million in NOL carryforwards have been limited as a result. Only approximately $4.1 million of the $19.8 million NOL carryforward can be used to offset taxable income in a particular year. If taxable income exceeds $4.1 million in a year, $19.1 million of the unaffected NOL carryforwards are available. If some or all of the $4.1 million NOL is not utilized in a tax year, the excess carries forward. This excess increases the $4.1 million available in the succeeding year. Tax credits have been similarly limited.

In 2006, the Financial Accounting Standards Board issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at their more likely than no settlement. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. FIN 48 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, this statement is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

The following is a summary of the significant components of the Company’s deferred tax assets as of December 31, 2006 and 2005:

	Years ended December 31,
	2006	2005
Deferred tax assets:
Net operating losses	$15,169,067	$6,411,965
Stock based compensation	372,328	145,616
Depreciation	28,209	13,456
In-process research and development	7,890,699	8,686,399
Other accruals and reserves	255,028	544,274
Less valuation allowance	(23,715,331)	(15,801,710)
Deferred tax asset—net	$—	$—

The reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	Years ended December 31,
	2006	2005
Tax provision at the statutory federal rate	34%	34%
State income taxes, net of federal income tax benefit	5%	5%
Valuation allowance	-39%	-39%
Effective tax rate	0%	0%

10.   Employee Benefit Plan

The Company has established a 401(k) plan that covers all employees who meet minimum eligibility requirements. Eligible persons can defer a portion of their annual compensation into the 401(k) plan subject to certain limitations imposed by the Internal Revenue Code. Employees’ elective deferrals are immediately vested upon contribution to the 401 (k) plan. The company matches employee contributions at a rate of 50% up to 6% of the employee’s annual salary.  Company contributions vest 25% per year after the first year of service has been completed. Approximately $55,000, $38,000, and $32,000 was recognized as expense in 2006, 2005 and 2004, respectively.

11.   Commitments

Lease Obligations—The Company leases facilities under an operating lease with the BioStart Property Group, a subsidiary of Flavin Ventures. The lease has a five-year term commencing on September 1, 2003 and may be renewed in writing 60 days prior to the lease termination date. The minimum monthly rental payment is $19,000 with an additional amount based on the Company’s proportionate share of the variable building costs. Additionally, the Company leases capital equipment of approximately $71,000 under a capital lease.

Minimum annual payments under operating leases and the present value of minimum capital lease payments as of December 31, 2006 are as follows:

	Operating	Capital lease
	Leases	Obligations
Year ending December 31,
2007	$225,878	$24,211
2008	154,708	10,101
2009	—	10,101
2010	—	4,655
2011	—	—
Total	$380,586	49,068
Less amount representing interest		9,555
Present value of minimum lease payments		$39,513

Rental expense relating to the Flavin Ventures lease totaled approximately $207,000, $224,000 and $224,000 in 2006, 2005 and 2004, respectively.

Common area maintenance expense totaled approximately $45,000, $48,000 and $19,000 in 2006, 2005 and 2004, respectively.

Employment Contracts—The Company has employment contracts with certain executive officers. In the event of termination without cause, the contracts provide for severance benefits ranging from six to 24 months of salary and benefit continuation.

Vendor Contracts—The Company administers its cethromycin development program largely under contracts with third parties. In 2006, contracts totaling $35.1 million were executed related to the trials of which approximately $14.0 million of expenses had been incurred as of December 31, 2006. The remaining balance of $21.1 million is expected to be incurred in 2007. In addition, the Company executed $400,000 in contracts related to the ALS-357 program during 2006, of which the remaining balance of $327,000 is expected to be incurred in 2007.

Grant Payable—In April 2005, the Company was awarded a $500,000 grant from the State of Illinois to fund expansion of its corporate headquarters in Woodridge, IL. Under the terms of the grant, the Company is to utilize the funds for construction costs associated with expanding its corporate headquarters and create 100 full-time jobs at the same location between January 31, 2005 and June 30, 2007 (“grant period”). Funds that are not expended in a manner consistent with the grant award are to be repaid at the end of the grant period. In addition, if the Company does not create the specified number of full-time jobs, it is required to repay the grant proceeds on a pro-rata basis of actual jobs created compared to the total defined in the grant. As of December 31, 2006, the Company classified approximately $477,000 of the grant proceeds as a short term liability based upon the actual costs of the facility expansion incurred and the number of jobs created during the grant period. The remaining $23,000 has been classified as a long-term liability as the Company must maintain the positions created during the grant period through January 31, 2010. If the Company does not maintain the positions created until January 31, 2010, it will owe the State of Illinois grant proceeds equal to a pro-rata share of the positions that were retained as compared to the total created during the grant period.

12.   Research and Development Alliances

Abbott Laboratories—In December 2004, the Company entered into an agreement with Abbott Laboratories under which it acquired from Abbott a license to certain patent applications, patents and proprietary technology relating to cethromycin. Under the terms of the initial agreement which was subsequently modified on August 1, 2005, the Company paid $13.0 million in license fees and milestones and issued 1,722,569 shares of its common stock to Abbott. The Company will owe Abbott $10.0 million if we submit an NDA and $30.0 million if and when the FDA approves the NDA. The Company also agreed to pay to Abbott $2.5 million upon cethromycin reaching $200 million in aggregate net sales and $5.0 million upon the drug reaching $400 million in aggregate net sales. Finally, the Company will owe Abbott royalty payments of 19.0% on the first $100 million of aggregate net sales of cethromycin, 18.0% on net sales once aggregate net sales exceed $100 million but are less than $200 million, and 17.0% on all net sales once aggregate net sales exceed $200 million.

University of Illinois at Chicago—On December 2, 1999 the Company entered into a license agreement with the University of Illinois at Chicago (“UIC”) to license an anti-melanoma compound. In consideration of the exclusive, world-wide license, the Company paid an upfront license fee of $15,000 upon the execution of the agreement. The Company is obligated to make up to $135,000 in aggregate milestone payments upon the achievement of certain objectives. In December 2004, the Company filed an IND with the FDA for the anti-melanoma compound which triggered a $10,000 milestone payment to UIC which was classified as research and development expense. Under the terms of the agreement, the Company is obligated to reimburse UIC for patent protection costs which totaled approximately $114,000, $47,000 and $72,000 in 2006, 2005 and 2004, respectively. In addition, the Company must pay royalties equal to 6% of net sales to UIC based on sales of the licensed compound by the Company or its affiliates or sublicensees, as well as a percentage of all other income the Company receives from sublicensees, but in any event, a minimum royalty of $5,000 annually once commercial sales commence.

Baxter International—As part of the Company’s spin-off from MediChem Life Sciences in 1999, it obtained the entire right, title and interest to certain patented inventions relating to ALS-886 that were assigned by Baxter International, Inc. to Dr. Michael T. Flavin. The Company has assumed the obligation of Dr. Flavin to pay Baxter, as a payment for the assignment, 3% of net sales of ALS-886. Further, the Company is also obliged to share with Baxter 50% of the sublicensing fees it collects, other than royalties. In addition, if the Company sells the ongoing business of making, using or selling ALS-886, it is obligated to pay Baxter 50% of the fair market value of the right or license to manufacture, use or sell ALS-886 that is conveyed as part of the sale.

Argonne National Laboratory—In 2003, the Company acquired an exclusive license, under patent rights and know-how controlled by Argonne National Laboratory, to develop, make, use and sell in the United States and its territories a class of peptides and related compounds to inhibit the formation of amyloid fibrils. These fibrils are implicated in a number of diseases such as Alzheimer’s disease and amyloidosis. In consideration of this license, the Company agreed to pay royalties to Argonne equal to 4% of net sales of licensed products by the Company, its affiliates and sublicensees, as well as 10% of any benchmark or milestone fees it receives from sublicensees. The Company also agreed to reimburse Argonne for the cost of ongoing patent prosecution and maintenance. The license is subject to certain reserved rights for the U.S. Government based on Federal statutes, including the Government’s right to develop, make, use, and sell the amyloid inhibiting peptides pursuant to any treaties or agreements with foreign governments that the U.S. Government may enter, and the Government’s right to require the Company to sublicense the rights granted in certain limited circumstances. The Company is obligated to provide at least one half-time employee to this project until completion of Phase I clinical trials. Argonne has the right to terminate the agreement if due diligence requirements, including the devotion of one half-time employee, are not met.

13.   Net Loss Per Share

Basic loss per share are computed by dividing net loss by the number of weighted average common shares outstanding during the reporting period. Diluted loss per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The computation of diluted shares outstanding for the periods ended December 31, 2006, 2005 and 2004 excludes incremental shares of 6,294,079, 950,721, and 634,835 related to employee stock options and warrants. These shares are excluded due to their anti-dilutive effect as a result of the Company’s losses for the years ended December 31, 2006, 2005 and 2004.

14.   Unaudited Quarterly Financial Data

Selected quarterly data for 2006 and 2005 is as follows:

	2006
	First	Second	Third	Fourth
Revenue	$35,127	$—	$—	$4,661
Research and development expenses	2,260,378	3,579,038	5,730,269	5,632,428
Selling, general and administrative expenses	1,149,170	1,338,842	1,489,502	1,479,881
Operating loss	(3,374,421)	(4,917,880)	(7,219,771)	(7,107,648)
Net loss available to commons shareholders(1)	(3,282,183)	(4,569,537)	(6,917,695)	(5,946,221)
Loss per share available to common shareholders:
Basic and Diluted	$(0.15)	$(0.16)	$(0.24)	$(0.21)

	2005
	First	Second	Third	Fourth
Revenue	$32,519	$11,860	$8,502	$68,570
Research and development expenses	317,790	348,146	938,813	1,516,867
Selling, general and administrative expenses	367,744	470,828	1,239,674	1,159,751
Operating loss	(653,015)	(807,114)	(2,169,985)	(2,608,048)
Net loss available to common shareholders	(792,076)	(959,802)	(2,251,948)	(2,615,420)
Loss per share available to common shareholders:
Basic and Diluted	$(0.07)	$(0.09)	$(0.15)	$(0.15)

(1)          Amount for fourth quarter includes a gain of $940,000 relating to the sale of ALS Inc.’s 50% ownership of Sarawak MediChem Pharmaceuticals

******

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

Item 9B.               Other Information.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference to the information set forth in the section entitled “Board of Directors and Executive Officers” contained in our Notice of Annual Stockholders’ Meeting and Proxy Statement to be filed within 120 days after the end of our fiscal year (the “2007 Proxy Statement”).

Item 11.      Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the section entitled “Executive Compensation” within the 2007 Proxy Statement.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the section entitled “Stock Ownership” within the 2007 Proxy Statement.

Item 13.                 Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the information set forth in the section entitled “Certain Transactions” within the 2007 Proxy Statement.

Item 14.                 Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the section entitled “Fees of Independent Registered Public Accounting Firm and Audit Committee Report” within the 2007 Proxy Statement.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a)   (1) Financial Statements

The following consolidated financial statements of Advanced Life Sciences Holdings, Inc. are included in Part II, Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005, 2004 and period from inception (January 1, 1999) through December 31, 2006

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2006, 2005 and 2004 and period from inception (January 1, 1999) through December 31, 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, 2004 and period from inception (January 1, 1999) through December 31, 2006

Notes to the Consolidated Financial Statements

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

(b)   Exhibits:

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on the 22nd day of March, 2007.

ADVANCED LIFE SCIENCES HOLDINGS, INC.
By:	s/ MICHAEL T. FLAVIN, PH.D.
Name:	Michael T. Flavin, Ph.D.
Title:	Chairman and Chief Executive Officer
By:	/s/ R. RICHARD WIELAND II
Name:	R. Richard Wieland II
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL T. FLAVIN, PH. D.	Chairman and Chief Executive Officer	March 22, 2007
Michael T. Flavin, Ph. D.	(Principal Executive Officer)
/s/ JOHN L. FLAVIN	President and Director	March 22, 2007
John L. Flavin
/s/ R. RICHARD WIELAND II	Executive Vice President and Chief	March 22, 2007
R. Richard Wieland II	Financial Officer (Principal Financial
and Accounting Officer)
/s/ SCOTT F. MEADOW	Director	March 22, 2007
Scott F. Meadow
/s/ TERRY W. OSBORN, PH.D.	Director	March 22, 2007
Terry W. Osborn, Ph. D.
/s/ THERON E. ODLAUG, PH.D.	Director	March 22, 2007
Theron E. Odlaug, Ph. D.

/s/ RICHARD A. RECK	Director	March 22, 2007
Richard A. Reck
/s/ ISRAEL RUBINSTEIN, M.D.	Director	March 22, 2007
Israel Rubinstein, M.D.
/s/ ROSALIE SAGRAVES, PHARM. D.	Director	March 22, 2007
Rosalie Sagraves, Pharm. D.
/s/ THOMAS V. THORNTON	Director	March 22, 2007
Thomas V. Thornton

EXHIBIT INDEX

Exhibit No.		Description
2.1

Stock Purchase Agreement, dated October 27, 2006, by and between CRAUN Research Sdn. Bhd. and Advanced Life Sciences Holdings, Inc. and its subsidiary Advanced Life Sciences, Inc. (as filed in our Current Report on Form 8-K as exhibit 10.1 on November 2, 2006)

3.1		Amended and Restated Certificate of Incorporation of Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-1/A as exhibit 3.2 on July 1, 2005)
3.2		Certificate of Incorporation of Advanced Life Sciences, Inc. (as filed in our Amended Registration Statement on Form S-1/A as exhibit 3.1 on June 3, 2005)
3.3		By-laws of Advanced Life Sciences Holdings, Inc. (as filed in our Amended Registration Statement on Form S-1/A as exhibit 3.3 on July 28, 2005)
4.1		Form of Warrant to Purchase Shares of Common Stock of Advanced Life Sciences Holdings, Inc. Stock. (as filed in our Current Report on Form 8-K as exhibit 4.2 on March 2, 2006)
10.1	**

Amended and Restated Employment Agreement, dated November 7, 2006, between Advanced Life Sciences, Inc. and Michael T. Flavin, Ph.D. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.1 on November 8, 2006)

10.2	**

Amended and Restated Employment Agreement, dated November 7, 2006, between Advanced Life Sciences, Inc. and John L Flavin. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.2 on November 8, 2006)

10.3	**

Amended and Restated Employment Agreement, dated November 7, 2006, between Advanced Life Sciences, Inc. and R. Richard Wieland II. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.3 on November 8, 2006)

10.4	**

Amended and Restated Employment Agreement, dated November 7, 2006, between Advanced Life Sciences, Inc. and Suseelan Pookote, Ph.D. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.4 on November 8, 2006)

10.5	**

Amended and Restated Employment Agreement, dated November 7, 2006, between Advanced Life Sciences, Inc. and Ze-Qi Xu, Ph.D. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.5 on November 8, 2006)

10.6	**

Amended and Restated Employment Agreement, dated November 7, 2006, between Advanced Life Sciences, Inc. and Patrick W. Flavin. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.6 on November 8, 2006)

10.7	**

Amended and Restated Employment Agreement, dated November 7, 2006, between Advanced Life Sciences, Inc. and David Eiznhamer, Ph.D. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.7 on November 8, 2006)

10.8

Business Loan Agreement and related agreements, dated April 20, 2006, between Advanced Life Sciences Holdings, Inc. and Leaders Bank. (as filed in our Current Report on Form 8-K as exhibit 10.1 on April 18, 2006)

10.9

First Amendment to Lease Agreement, dated April 20, 2006, by and between Advanced Life Sciences, Inc. and BioStart Property Group, LLC. (as filed in our Current Report on Form 8-K as exhibit 10.2 on April 18, 2006)

21.1		Subsidiaries of Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 21.1 on April 28, 2005.)
21.2		Form of Indemnification Agreement (as filed in our Amended Registration Statement on Form S-1/A as exhibit 10.21 on June 3, 2005.)
22.1	*	Certificate and Report of Inspector of Election.
23.1	*	Consent of Deloitte & Touche LLP
24.1		Power of Attorney (included on signature page)
31.1	*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(a)
32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(a)

(*)          Filed herewith.

(**)   Compensatory plan or arrangement.