Form 10-K/A
period 2006-12-31
Advanced Life Sciences Holdings, Inc.
filed 2007-05-09
CIK 1322734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005, 2004 and period from inception (January 1, 1999) through December 31, 2006
Consolidated Statements of Stockholders’ Equity for period from inception (January 1, 1999) through December 31, 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, 2004 and period from inception (January 1, 1999) through December 31, 2006
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed for the sole purpose of amending the caption on the balance sheet entitled “Management fees-related party” to “Prepaid clinical trial expenses” in order to correct a typographical error in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 22, 2007 (the “Original Form 10-K”). Items included in the Original Form 10-K that are not amended by this Form 10-K/A remain in effect as of the date of filing of the Original Form 10-K.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 19, 2007

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,054,947	$4,749,932
Investments—available for sale	—	10,475,000
Accounts receivable—related party	—	6,160
Prepaid insurance	380,083	362,241
Prepaid clinical trial expenses	2,364,512	4,500
Other prepaid expenses and deposits	273,572	113,763
Total current assets	30,073,114	15,711,596
PROPERTY AND EQUIPMENT:
Furniture and fixtures	250,308	147,275
Laboratory equipment	142,928	142,928
Computer software and equipment	231,022	187,771
Leasehold improvements	182,839	40,646
Total property and equipment—at cost	807,097	518,620
Less accumulated depreciation	(398,486)	(267,372)
Property and equipment—net	408,611	251,248
OTHER LONG-TERM ASSETS:
Deferred financing costs	26,502	53,004
Other assets	1,452	6,062
Total other long-term assets	27,954	59,066
TOTAL ASSETS	$30,509,679	$16,021,910
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,011,396	$294,816
Accrued clinical trial expenses	1,410,894	83,186
Other accrued expenses	226,881	157,575
Accrued interest payable	22,756	5,334
Short-term lease payable	19,437	14,114
Short-term grant payable	476,708	—
Short-term notes payable—related party	2,000,000	—
Total current liabilities	5,168,072	555,025
Long-term lease payable	20,076	13,166
Accrued interest payable—related party	—	765,514
Long-term grant payable	23,292	500,000
Notes payable—net of $11,266 debt discount December 31, 2006 & $22,532 December 31, 2005	3,903,734	3,892,468
Long-term notes payable—related party	—	2,000,000
Total liabilities	9,115,174	7,726,173
COMMITMENTS AND CONTINGENCIES:
MINORITY INTEREST	—	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value—60,000,000 shares authorized;
December 31, 2006 28,282,677 issued and outstanding; December 31, 2005 17,990,322 shares issued and outstanding;	282,827	179,903
Additional paid-in capital	88,370,853	54,834,373
Deficit accumulated during the development stage	(67,259,175)	(46,718,539)
Total stockholders’ equity	21,394,505	8,295,737
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,509,679	$16,021,910

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

The Company estimates the fair value of each option award on the date of grant using the Black-Scholes model that uses assumptions noted in the table below:

	2006	2005	2004
Expected volatility	61% - 66%	54 - 64%	54.0%
Weighted-average volatility	61.9%	61.0%	54.0%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	6.5	5.0 - 6.5	3
Risk-free rate	4.60% - 4.78%	3.7% - 4.9%	3.5%

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

(b)           Exhibits:

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on the 9th day of May, 2007.

ADVANCED LIFE SCIENCES HOLDINGS, INC.

By:	/s/ Michael T. Flavin, Ph.D.
Name:	Michael T. Flavin, Ph.D.
Title:	Chairman and Chief Executive Officer

By:	/s/ R. Richard Wieland II
Name:	R. Richard Wieland II
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Flavin, Ph. D.	Chairman and Chief Executive Officer	May 9, 2007
Michael T. Flavin, Ph. D.	(Principal Executive Officer)

/s/ John L. Flavin	President and Director	May 9, 2007
John L. Flavin

/s/ R. Richard Wieland II	Executive Vice President and Chief	May 9, 2007
R. Richard Wieland II	Financial Officer (Principal Financial
and Accounting Officer)

/s/ Scott F. Meadow	Director	May 9, 2007
Scott F. Meadow

/s/ Terry W. Osborn, Ph.D.	Director	May 9, 2007
Terry W. Osborn, Ph. D.

/s/ Theron E. Odlaug, Ph.D.	Director	May 9, 2007
Theron E. Odlaug, Ph. D.

/s/ Richard A. Reck	Director	May 9, 2007
Richard A. Reck

/s/ Israel Rubinstein, M.D.	Director	May 9, 2007
Israel Rubinstein, M.D.

/s/ Rosalie Sagraves, Pharm. D.	Director	May 9, 2007
Rosalie Sagraves, Pharm. D.

/s/ Thomas V. Thornton	Director	May 9, 2007
Thomas V. Thornton

EXHIBIT INDEX

Exhibit No.		Description
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