Form 10-Q
period 2007-03-31
Advanced Life Sciences Holdings, Inc.
filed 2007-05-09
CIK 1322734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2007

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

As of May 7, 2007, the registrant had 28,294,677 shares of common stock, $0.01 par value per share, outstanding.

ADVANCED LIFE SCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTITY)
INDEX
Form 10-Q

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,050,237	$27,054,947
Prepaid insurance	222,957	380,083
Prepaid clinical trial expenses	2,857,597	2,364,512
Other prepaid expenses and deposits	272,116	273,572

Total current assets	25,402,907	30,073,114

PROPERTY AND EQUIPMENT:
Furniture and fixtures	250,979	250,308
Laboratory equipment	159,662	142,928
Computer software and equipment	255,241	231,022
Leasehold improvements	177,253	182,839

Total property and equipment—at cost	843,135	807,097
Less accumulated depreciation	(446,574)	(398,486)

Property and equipment—net	396,561	408,611

OTHER LONG-TERM ASSETS:
Deferred financing costs	19,876	26,502
Other assets	1,452	1,452

Total other long-term assets	21,328	27,954

TOTAL ASSETS	$25,820,796	$30,509,679

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,253,876	$1,011,396
Accrued clinical trial expenses	2,564,432	1,410,894
Other accrued expenses	386,054	226,881
Accrued interest payable	—	22,756
Short-term lease payable	15,778	19,437
Short-term grant payable	476,708	476,708
Short-term notes payable - related party	2,000,000	2,000,000
Short-term notes payable - net of $8,450 debt discount	3,906,550	—

Total current liabilities	14,603,398	5,168,072

Long-term lease payable	18,362	20,076
Long-term grant payable	23,292	23,292
Notes payable - net of $11,266 debt discount	—	3,903,734

Total liabilities	14,645,052	9,115,174

COMMITMENTS AND CONTINGENCIES:
Minority Interest	—	—

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value—60,000,000 shares authorized; March 31, 2007 28,287,677 issued and outstanding; December 31, 2006 28,282,677 shares issued and outstanding;	282,877	282,827
Additional paid-in capital	88,560,982	88,370,853
Deficit accumulated during the development stage	(77,668,115)	(67,259,175)

Total stockholders’ equity	11,175,744	21,394,505

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,820,796	$30,509,679

See notes to unaudited condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			Inception
			(January 1, 1999)
	Three months ended March 31,		Through
	2007	2006	March 31, 2007

Revenue:
Management fees	$—	$—	$1,161,180
Grants	—	35,127	1,035,571
Royalty—related party	—	—	45,238

Total revenue	—	35,127	2,241,989

Expenses:
Research and development	9,050,912	2,260,378	58,186,261
Contracted research and development—related party	—	—	7,980,299
Selling, general and administrative	1,548,163	1,149,170	14,640,676

Total expenses	10,599,075	3,409,548	80,807,236

Loss from operations	(10,599,075)	(3,374,421)	(78,565,247)

Other (income) expense:
Interest Income	(306,569)	(280,858)	(2,230,701)
Interest expense	116,434	144,870	2,272,621
Gain on sale of interest in Sarawak Medichem Pharmaceuticals joint venture	—	—	(939,052)

Net other income	(190,135)	(135,988)	(897,132)

Net loss	(10,408,940)	(3,238,433)	(77,668,115)

Less accumulated preferred dividends for the period	43,750	43,750	1,363,542

Net loss available to common shareholders	$(10,452,690)	$(3,282,183)	$(79,031,657)

Basic and diluted net loss per share available to common shareholders	$(0.37)	$(0.15)

Weighted average number common shares outstanding— basic and diluted	28,287,310	21,290,153

See notes to unaudited condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period from Inception (January 1, 1999) through March 31, 2007
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

BALANCE—January 1, 1999 (inception)	—	$—	$—	$—	$—

Issuance of stock (since inception)	1,588,000	250,000			250,000
Compensation expense related to stock options (since inception)			15,097		15,097
Capital contributions (since inception)	—	—	10,415,599	—	10,415,599
Net loss (since inception)	—	—	—	(13,087,375)	(13,087,375)

BALANCE—December 31, 2003	1,588,000	250,000	10,430,696	(13,087,375)	(2,406,679)

Issuance of common stock at $0.157 per share	41,685	6,563	—	—	6,563
Compensation expense related to stock options	—	—	5,604	—	5,604
Exchange of shares under recapitalization	(1,629,685)	(256,563)	—	—	(256,563)
Issuance of shares under recapitalization	9,482,015	94,820	161,743	—	256,563
Capital contributions	—	—	2,295,731	—	2,295,731
Issuance of 14,887 warrants	—	—	11,898	—	11,898
Issuance of common stock in exchange for licenses	1,122,569	11,226	8,988,774	—	9,000,000
Net loss	—	—	—	(27,186,918)	(27,186,918)

BALANCE—December 31, 2004	10,604,584	106,046	21,894,446	(40,274,293)	(18,273,801)

Issuance of common stock, net of offering costs	6,721,814	67,218	29,210,558	—	29,277,776
Issuance of stock related to option exercises	63,924	639	14,240	—	14,879
Compensation expense related to stock options	—	—	696,204	—	696,204
Issuance of common stock in exchange for
reduction of milestones payable	600,000	6,000	3,000,000	—	3,006,000
Modification of 14,887 warrants	—	—	18,925	—	18,925

Net loss	—	—	—	(6,444,246)	(6,444,246)

BALANCE—December 31, 2005	17,990,322	179,903	54,834,373	(46,718,539)	8,295,737

Issuance of common stock, net of offering costs	10,233,464	102,335	33,266,653	—	33,368,988
Issuance of stock related to option exercises	58,891	589	8,656	—	9,245
Compensation expense related to stock options	—	—	261,171	—	261,171

Net loss	—	—	—	(20,540,636)	(20,540,636)

BALANCE—December 31, 2006	28,282,677	$282,827	$88,370,853	$(67,259,175)	$21,394,505

Issuance of stock related to option exercises	5,000	50	735	—	785
Compensation expense related to stock options	—	—	189,394	—	189,394

Net loss	—	—	—	(10,408,940)	(10,408,940)

BALANCE—March 31, 2007	28,287,677	$282,877	$88,560,982	$(77,668,115)	$11,175,744

See notes to unaudited condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Inception
	Three months ended		(January 1, 1999)
	March 31,		Through
	2007	2006	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,408,940)	$(3,238,433)	$(77,668,115)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	52,091	22,951	468,110
Non-cash interest expense	9,442	9,442	72,497
Stock compensation expense	189,394	45,823	1,167,470
Non-cash research and development	—	—	24,466,667
Non-cash settlement of milestone payment	—	—	6,000
Gain on sale of interest in Sarawak Medichem Pharmaceuticals (SMP)	—	—	(939,052)
Loss on disposal	1,583	—	13,116
Changes in operating assets and liabilities:
Clinical supplies	—	—	533,333
Accounts receivable, related party	—	1,106	—
Prepaid expenses	(334,503)	(1,831,779)	(3,352,670)
Other assets	—	(472)	(1,452)
Accounts payable	4,224,747	51,505	5,236,143
Accrued expenses	1,312,711	983,783	2,950,486
Licenses payable	—	—	(11,000,000)
Accrued interest on debt	(22,756)	53,741	578,063

Net cash flows from operating activities	(4,976,231)	(3,902,333)	(57,469,404)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23,891)	(16,614)	(695,803)
Proceeds from the sale of SMP	—	—	939,052
Proceeds from the sales of investments	—	8,132,158	31,557,158
Purchase of investments	—	(4,332,158)	(31,557,158)

Net cash flows from investing activities	(23,891)	3,783,386	243,249

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	—	33,590,005	69,856,339
Proceeds from issuance of notes payable	—	—	12,933,691
Payments on notes payable	—	—	(3,915,000)
Proceeds from grants	—	—	500,000
Proceeds from stock options exercised	785	467	31,472
Payments on capital leases	(5,373)	(3,326)	(130,110)

Net cash flows from financing activities	(4,588)	33,587,146	79,276,392

NET (DECREASE) INCREASE IN CASH	(5,004,710)	33,468,199	22,050,237

CASH—Beginning of period	27,054,947	4,749,932	—

CASH—End of period	$22,050,237	$38,218,131	$22,050,237

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid during the period for interest	$117,044	$81,802	$1,613,267

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Noncash investment activity:
Purchase of property and equipment under capital leases	$—	$—	$164,249
Capital expenses included in accounts payable	17,733	20,704	17,733
Noncash financing activity:
Issuance of common shares for licenses	—	—	9,000,000
Issuance of common shares for reduction of milestone payment	—	—	3,000,000
Cost of proceeds	—	146,843	—
Debt discount	—	—	30,823
Deferred financing costs	$—	$—	$30,000

See notes to unaudited condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

1.      Summary of Significant Accounting Policies

Nature of Business-Advanced Life Sciences Holdings, Inc. and its subsidiary Advanced Life Sciences, Inc. (together, the “Company”) conducts new drug research and development in the fields of infectious disease, oncology and inflammation.  Since inception, the Company has devoted substantially all of its efforts to activities such as financial planning, capital raising and product development, and has not derived significant revenues from its primary business activity.  Accordingly, the Company is in the development stage, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

Basis of Presentation-The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made.  Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements for the year ended December 31, 2006 and notes thereto. The condensed consolidated financial statements include the accounts of the Advanced Life Sciences Holdings, Inc. and its wholly-owned subsidiary Advanced Life Sciences, Inc. (“ALS Inc.”)  All significant intercompany balances and transactions have been eliminated.  The results of operations for any interim period are not necessarily indicative of the results of operations expected for the full year.

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business.  However, as a result of the Company’s continued losses and current cash and financing position, such realization of assets or liquidation of liabilities, without substantial adjustments is uncertain.  Given this uncertainty, there is significant doubt as to the Company’s ability to continue as a going concern.

Business and Credit Risks- The Company is subject to risks and uncertainties common to drug discovery companies, including technological change, potential infringement on intellectual property of third parties, new product development, regulatory approval and market acceptance of its products, activities of competitors and its limited operating history.

The Company has incurred losses since its incorporation in January 1999, and, prior to its incorporation, its business activities as a segment of MediChem incurred losses.  The Company has funded its operations to date primarily from debt financings and capital contributions from its founder and Chief Executive Officer, proceeds from the initial public offering of its common stock and the subsequent sale of its common stock in a private placement.  The Company will not be generating revenues or realizing cash flows from operations in the near term, and will require additional equity or debt financing to meet working capital needs, to fund operating losses associated with research and development and to fund clinical trials.  In order to address its working capital shortfall the Company intends to raise additional capital during 2007 through the issuance of equity securities or the receipt of milestone payments which would be paid as a result of consummating a commercial partnership for cethromycin, or a combination of both.  Although management believes the Company could obtain such financing, there can be no assurances that such financing will be available in the future at terms acceptable to the Company, if at all.  To the extent the Company raises additional capital by issuing equity securities; its stockholders could experience substantial dilution.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.      Private Placement

In March 2006, the Company completed the private placement of 10,233,464 shares of its common stock to a group of institutional investors at $3.53 per share, resulting in gross proceeds of $36.1 million.  In addition to the shares sold, the Company issued warrants to purchase 5,116,732 shares of its common stock at a price of $3.81 per share.  The warrants became exercisable upon issuance and will expire five years from the date of grant.  The warrants contain the right, at the discretion of the purchaser, to convert into common stock through a net exercise provision.  The Company has recorded the issuance of the warrants as a permanent component of equity.  In connection with the offering, the Company paid approximately $2.5 million in underwriting discounts and incurred other offering expenses of approximately $226,000. The net cash proceeds from the offering were approximately $33.4 million.

3.      Related Party Transactions

The Company’s Chief Executive Officer, Michael T. Flavin Ph.D., loaned $2.0 million to the Company in 2001 (see Note 4).  Interest expense of $38,750 and $53,582 was recorded for the three months ended March 31, 2007 and 2006, respectively, related to the note.

The Company’s line of credit is secured by substantially all of the Company’s assets, except that the collateral specifically excludes any rights that the Company has as a result of its license agreement with Abbott Laboratories for cethromycin, and is further secured by 2.5 million shares of the Company’s stock held by ALS Ventures, LLC (see Note 4), which is beneficially owned by the Company’s Chief Executive Officer.

The Company leases facilities from the BioStart Property Group, LLC. (“BioStart”), a wholly-owned subsidiary of Flavin Ventures, which is owned by our Chief Executive Officer.  Lease payments totaled approximately $74,000 and $64,000 for the three months ended March 31, 2007 and 2006, respectively.

4.      Debt Obligations

In September 2001, the Company incurred indebtedness under a $2.0 million promissory note with the Chief Executive Officer of the Company, which bears interest at 7.75%.  Accrued but unpaid interest is added to the outstanding principal annually.  Principal plus accrued interest is due in a lump sum on December 31, 2007.  In May 2006, the Company’s Board of Directors authorized the payment of accumulated interest on the loan with the Chief Executive Officer, totaling $837,000. The authorization also provides for monthly payments of accumulated interest until the loan matures on December 31, 2007.  As of March 31, 2007 and December 31, 2006, the Company had $2.0 million outstanding under the note.

The Company has a $4.0 million line of credit with a financial institution.  Interest under the line is payable monthly at a fixed interest rate of 6.75% per annum, and outstanding principal and interest are payable on January 1, 2008.  The line of credit is secured by substantially all of the Company’s assets, except that the collateral specifically excludes any rights that the Company has a result of its license agreement with Abbott Laboratories for cethromycin.  The line of credit is further secured by 2.5 million shares of the Company’s common stock held by ALS Ventures, LLC.  As of March 31, 2007 and December 31, 2006, the Company had $3.9 million outstanding under the note.  In connection with the line of credit, the financial institution received a warrant entitling it to purchase 14,887 shares of the Company’s common stock at an exercise price of $5.00 per share, subject to certain adjustments.  The warrant is immediately exercisable and will terminate, if not exercised, on December 21, 2009. The warrant was valued, using the Black-Scholes option pricing model, at $27,000. The amount was recorded as a discount to the related debt and is being amortized to interest expense over the term of the debt.

5.      Commitments

Vendor Contracts- The Company administers its cethromycin development program, which includes anthrax related studies, largely under contracts with third parties.  To date, contracts totaling $38.2 million have been executed related to the cethromycin program.  The remaining balance of $18.4 million is expected to be paid in 2007.  In addition, the Company executed $400,000 in contracts related to the ALS-357 program during 2006, of which the remaining balance of $277,000 is expected to be paid in 2007.

Grant Payable- In April 2005, the Company was awarded a $500,000 grant from the State of Illinois to fund expansion of its corporate headquarters in Woodridge, IL.  Under the terms of the grant, the Company is to utilize the funds for construction costs associated with expanding its corporate headquarters and create 100 full-time jobs at the same location between January 31, 2005 and June 30, 2007 (“grant period”).  Funds that are not expended in a manner consistent with the grant award are to be repaid at the end of the grant period.  In addition, if the Company does not create the specified number of full-time jobs, it is required to repay the grant proceeds on a pro-rata basis of actual jobs created compared to the total defined in the grant.  As of March 31, 2007 the Company classified approximately $477,000 of the grant proceeds as a short term liability based upon the actual costs of the facility expansion incurred and the number of jobs created during the grant period.  The remaining $23,000 has been classified as a long-term liability as the Company must maintain the positions created during the grant period through January 31, 2010.  If the Company does not maintain the positions created until January 31, 2010, it will owe the State of Illinois grant proceeds equal to a pro-rata share of the positions that were retained as compared to the total created during the grant period.

6.      Minority Interest

The Series A preferred stock (“Series A Preferred Stock”) of the Company’s  subsidiary, ALS, Inc., is held by deCODE Genetics (“deCODE”) as a result of ALS Inc.’s spin-off from MediChem Life Sciences in January 1999, and MediChem’s subsequent acquisition by deCODE Genetics in March 2002. deCODE provides analytical services to the Company on an as needed basis.

As of March 31, 2007, ALS Inc. had 250,000 shares of Series A Cumulative Preferred Stock authorized, issued and outstanding to deCODE. The Series A Preferred Stock is nonvoting except as to certain matters including the issuance of any class of stock ranking prior to the shares of Series A Preferred Stock, or the merger or consolidation of ALS Inc. if such merger would adversely affect the powers, preferences or rights of the Series A Preferred Stock. The Series A Preferred stockholder is entitled to receive dividends payable in cash at the rate of 7.0% per annum per share on the amount of liquidation preference of the shares.  Dividends are only payable when, as and if declared by our board of directors.

7.      Stock Option Grants

In January 2007 and March 2006, the Company granted stock options to purchase up to 667,600 and 233,500 shares of common stock, respectively, to certain employees and scientific advisory board members. The exercise price of the options was the fair market price of the Company’s common stock on the date of grant.  The Company recognized compensation expense totaling approximately $189,000 and $46,000 for the three months ended March 31, 2007 and 2006, respectively, in accordance with SFAS No. 123 (R), Share based Payment.

8.      Net Loss Per Share

Basic loss per share is computed by dividing net loss by the number of weighted average common shares outstanding during the reporting period.  Diluted loss per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.  The computation of diluted shares outstanding for the periods ended March 31, 2007 and 2006 excludes incremental shares of 6,936,901 and 6,297,976, related to employee stock options and warrants.  These shares are excluded due to their anti-dilutive effect as a result of the Company’s losses for the periods ended March 31, 2007 and 2006.

9.      Recent Accounting Pronouncements

In 2006, the Financial Accounting Standards Board issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 requires reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at their more likely than not settlement.  Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits.  FIN 48 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties.

The provisions of FIN 48 became effective on January 1, 2007, and had no effect on the Company’s financial position, cash flows or operations upon adoption as the Company does not have any unrecognized tax benefits.  The Company also evaluated its tax positions as of March 31, 2007 and reached the same conclusion.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of operations or accrued on the balance sheet.

The Company files tax returns in the US, and in the state of Illinois.  The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

None of our product candidates have been approved by the United States Food and Drug Administration (“FDA”) or any comparable foreign agencies, and we have not generated any significant revenues to date.  Our ability to generate revenues in the future will depend on our ability to meet development or regulatory milestones under any license agreements that trigger payments to us, to enter into new license agreements for other products or territories and to receive regulatory approvals for, and successfully commercialize, our product candidates either directly or through commercial partners.

Since our inception we have incurred net losses each year.  Our net loss for the three months ended March 31, 2007 was $10.4 million.  As of March 31, 2007, we had an accumulated deficit of $77.7 million.  Our operations to date have been funded principally through proceeds from our initial public offering in August 2005, our private placement in March 2006, debt and capital contributions made by our Chief Executive Officer and borrowings under our bank line of credit.  We currently do not have sufficient cash or other funding available to complete our anticipated business activities during 2007.  As a result, there is significant doubt about our ability to continue as a going concern.

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

In December 2005, we initiated Phase III clinical trials for cethromycin which compare cethromycin with standard of care therapies for community acquired pneumonia (CAP).  As of the end of the first quarter of 2007 we have initiated clinical trial sites in the United States, Canada, Europe, South America and South Africa.  This approach has positioned us to recruit patients for our CAP studies in both hemispheres during each respective peak CAP season.  Each trial seeks to demonstrate statistical non-inferiority to a comparator using a 95% confidence interval.  Clinical cure rate serves as the primary endpoint in each trial with bacteriological eradication serving as the secondary endpoint.  We expect to have initial data available by the end of the second quarter of 2007.  This timeline depends on the severity of the CAP season and the successful treatment of patients in the clinical trials sites we have established.  We will continue to enroll in all geographies until we have enrolled the requisite number of patients to complete our studies.

Cethromycin has also been demonstrated to have significant in vitro activity against over 30 anthrax (Bacillus anthracis) strains.  During the second quarter we concluded a study testing cethromycin’s efficacy in treating inhalation anthrax post-exposure for prophylaxis in non-human primates.  Preliminary results from this study demonstrated that a thirty (30) day course of oral cethromycin at  a 16 mg/kg of once-daily dosing (equivalent 300 mg) was 100% protective against a lethal dose of inhaled B. anthracis Ames strain spores.

Even if our pivotal Phase III clinical trials of cethromycin are successfully completed, we do not expect to receive FDA approval for commercialization until 2008 at the earliest.  As of March 31, 2007, we estimate that our cethromycin development program will require an additional $56.1 million in research and development expenses which includes $40.0 million in additional milestones to Abbott, $12.7 million to complete the cethromycin clinical trials, $3.4 million for the preparation of the cethromycin NDA and other commercialization-related costs.  We expect to incur expenses of $1.2 million to complete our non-human primate studies to determine cethromycin’s efficacy for the prophylactic treatment of inhalation anthrax.  Our $10.0 million and $30.0 million Abbott milestone payments are triggered upon submitting an NDA and receiving FDA approval, respectively.  Development timelines and related costs are difficult to estimate and may vary significantly from our current estimates.

If cethromycin is approved for marketing by the FDA, we plan to sell cethromycin using a commercial partner to access the primary care physician market and to build and utilize a focused internal sales force that will market directly to early adopters such as, but not limited to, pulmonary medicine and infectious disease physicians.

Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Revenue.   The Company had no revenue for the three months ended March 31, 2007 compared to $35,000 for the three months ended March 31, 2006.  Revenue in 2006 resulted from a phase I grant that was awarded in the third quarter of 2005.

Research and development expense.   Research and development expense increased $6.8 million to $9.1 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 and primarily consists of the costs to administer our phase III clinical trials of our lead compound cethromycin, which we administer under contracts with third-parties.  In addition, these costs include the salaries and related benefits of our scientific and clinical trial management staff as well as costs related to the operation of our laboratory facilities.

Cethromycin-related development costs totaled $8.9 million during the first quarter of 2007, which represents an increase of $6.8 million over the first quarter of 2006.  Approximately $3.6 million of this change is attributable to costs incurred for each of the cethromycin clinical trials in operation during the first quarter of 2007 compared to the single trial in operation during the first quarter of 2006.  Other cethromycin development related costs incurred during the first quarter of 2007 include $1.3 million for the manufacturing of registration batches of cethromycin and $810,000 for the compilation of the cethromycin NDA and other NDA directed studies.  Each of these costs were incremental to the first quarter of 2007 as compared to the first quarter of 2006 and were incurred as we began to transition between the operation of our clinical trials and the compilation of our NDA.  We estimate that the expense to complete the trials, which includes the expense to compile and submit the NDA to the FDA, is $56.1 million.  Of the $56.1 million, $26.1 million will be recognized over the remainder of this year, and $30.0 million will be recognized in 2008.

In addition to our cethromycin clinical trials, we incurred expenses of $800,000 related to an ongoing study to determine the efficacy of cethromycin for the prophylactic treatment of inhalation anthrax.  We expect to incur an additional $1.2 million throughout the remainder of this year to complete the study.

General and administrative expense.   General and administrative expense increased $397,000 to $1.5 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  The increase was primarily attributable to higher compensation costs of existing personnel as well as compensation for new employees in the legal and accounting functions that will manage the Company’s Sarbanes-Oxley compliance program as well as compensation expense associated with stock options that have been granted since the first quarter of 2006.

 Interest income.   Interest income increased $26,000 to $307,000 for the three months ended March 31, 2007.  Interest income is derived through the investment of our IPO and private placement proceeds in money market funds, until they are used in operations.

Interest expense.   Interest expense decreased $29,000 to $116,000 for the three months ended March 31, 2007.  In May of 2006 we restructured our line or credit from a variable rate based on Prime to fixed rate of 6.75%.  As a result, the effective rate of interest on our line decreased 1.8% which decreased our interest expense for the first quarter of 2007, as compared to the first quarter of 2006, by $29,000.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development and general and administrative expenses.  To date, we have not generated any revenues from the sale of products, and we do not expect to generate any such revenues for a number of years, if at all.  As a result, we have incurred an accumulated deficit of $77.7 million as of March 31, 2007 and we expect to incur significant and increasing operating losses for the foreseeable future.  Our working capital as of March 31, 2007 amounted to $10.8 million.  Cash and cash equivalents was $22.1 million as of March 31, 2007.  Since our inception in 1999 to August 2005, we financed our operations primarily through debt and capital contributions from our founder and controlling stockholder and borrowings under our bank line of credit.  In August 2005 we completed our initial public offering in which we raised $28.7 million, net of underwriters discount and offering costs.  In March 2006 we completed a private placement in which we raised $33.4 million, net of underwriters discount and offering costs.

In September 2001, our Chief Executive Officer made a $2.0 million loan to us.  The loan accrues interest at the rate of 7.75%, compounded annually, and is due and payable on December 31, 2007.  The balance of the loan and accrued interest was $2.0 million as of March 31, 2007.

We have a $4.0 million line of credit with a local financial institution.  As of March 31, 2007, the line of credit had an outstanding balance of $3.9 million bearing interest of 6.75% per annum.  Interest is payable monthly, and the line of credit matures on January 1, 2008.  The line of credit is secured by substantially all the assets of the Company, excluding any rights that we have under of our license agreement with Abbott Laboratories for cethromycin.  The line of credit is also secured by 2.5 million shares of our common stock held by Flavin Ventures, LLC. (see Note 4 to the condensed consolidated financial statements).

During the three months ended March 31, 2007, cash used in operating activities totaled $5.0 million.  Approximately $3.9 million was used for the development of cethromycin, $116,000 for research activities related to our proprietary portfolio of compounds and $1.3 million for general operations net of $351,000 in interest income.

Contractual Obligations

As of March 31, 2007, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of research, development and license agreements including the potential product based milestones which could be due to Abbott, are as follows:

	Payments Due by December 31,
	2007	2008	2009	2010	2011	Total
Notes payable	$2,000,000	$3,915,000	$—	$—	$—	$5,915,000
Interest	317,714	2,842	1,633	304	—	322,493
Abbott license payments	10,000,000	30,000,000	—	—	—	40,000,000
Cethromycin development costs	16,336,000	8,000	—	—	—	16,344,000
Anthrax clinical studies	1,921,000	—	—	—	—	1,921,000
ALS-357 clinical supplies	265,000	12,000	—	—	—	277,000
Operating leases	170,182	154,708	—	—	—	324,890
Capital leases	14,064	7,258	8,468	4,350	—	34,140

Total	$31,023,960	$34,099,808	$10,101	$4,654	$—	$65,138,523

We will owe Abbott $10.0 million if we submit an NDA for cethromycin and $30.0 million if and when the FDA approves the NDA, which we estimate will occur in 2007 and 2008, respectively.  Thereafter, we would owe Abbott an additional $2.5 million upon reaching $200 million in aggregate net sales of cethromycin and $5.0 million upon reaching $400 million in aggregate net sales.  The periods in which milestone obligations become payable, if at all, are only estimates due to uncertainties in the regulatory approval process and as such are not included in the table above.

Our long-term commitments under operating leases shown above consist of payments made to a related party relating to our facility lease in Woodridge, Illinois, which expires in September of 2008.

In the first four months of 2007 we executed contracts totaling $1.1 million, $1.0 million of which were executed prior to March 31, 2007, related to the compilation of our cethromycin NDA and NDA directed studies.  We anticipate executing additional contracts totaling $3.8 million related to our clinical development of cethromycin.  Of this amount, $1.5 million represents the costs we will incur to complete the Phase III pivotal clinical trials; $1.1 million relates to cardiac safety studies, clinical laboratory support for the trials and the manufacture and analysis of clinical supplies for the trials; $1.2 million relates to the manufacture of test batches of cethromycin required for the NDA.

Remaining payments due under all existing and anticipated cethromycin development contracts, including anthrax studies, total $22.1 million and are expected to be made over the next nine months.  The majority of these payments are milestone based.  The periods in which milestone obligations become payable are only estimates due to uncertainties in patient enrollment.

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

•                   our ability to raise additional capital through the sale of common stock or the receipt of milestone payments that would be paid to us as a result of our entering into a commercial partnership for cethromycin, or a combination of both;

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

Clinical trial costs incurred by third parties are expensed as the contracted work is performed.  We estimate both the total cost and time period of the trials and the percent completed as of that accounting date.  We believe that the estimates made as of March 31, 2007 are reflective of the actual expenses incurred as of that date.

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

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.   Forward-looking statements often are proceeded by words such as “believes,” “expects,” “may,” “anticipates,” “plans,” “intends,” “assumes,” “will” or similar expressions.  Forward-looking statements reflect management’s current expectations, as of the date of this report, and involve certain risks and uncertainties.   Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.   Some of the factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include the “Risk Factors” described in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents.  We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes.  Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have a significant impact on their realized value.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Number	Description

10.1	Employment Agreement dated May 7, 2007 between Advanced Life Sciences, Inc. and Michael J. Cogan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Life Sciences Holdings, Inc.

By:	/s/ Michael T. Flavin, Ph.D.

Michael T. Flavin, Ph.D.
Chairman of the Board, President
and Chief Executive Officer

By:	/s/ R. Richard Wieland II

R. Richard Wieland II
Executive Vice President and
Chief Financial Officer

 Dated: May 9, 2007

EXHIBIT INDEX

Number	Description

10.1	Employment Agreement dated May 7, 2007 between Advanced Life Sciences, Inc. and Michael J. Cogan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.