Form 10-Q
period 2007-06-30
Advanced Life Sciences Holdings, Inc.
filed 2007-08-09
CIK 1322734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2007

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

As of August 9, 2007, the registrant had 28,294,677 shares of common stock, $0.01 par value per share, outstanding.

ADVANCED LIFE SCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTITY)
INDEX
Form 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)
Item 1.	Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 and for the period from inception (January 1, 1999) through June 30, 2007
Condensed Consolidated Statements of Stockholders’ Equity for period from inception (January 1, 1999) through June 30, 2007
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 and for the period from inception (January 1, 1999) through June 30, 2007
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II — OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits
Signatures
Exhibit Index

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,450,776	$27,054,947
Prepaid insurance	64,956	380,083
Prepaid clinical trial expenses	2,266,799	2,364,512
Other prepaid expenses and deposits	332,020	273,572
Total current assets	16,114,551	30,073,114

PROPERTY AND EQUIPMENT:
Furniture and fixtures	221,417	250,308
Laboratory equipment	159,186	142,928
Computer software and equipment	236,781	231,022
Leasehold improvements	177,253	182,839
Total property and equipment—at cost	794,637	807,097
Less accumulated depreciation	(440,365)	(398,486)
Property and equipment—net	354,272	408,611

OTHER LONG-TERM ASSETS:
Deferred financing costs	13,251	26,502
Other assets	1,452	1,452
Total other long-term assets	14,703	27,954
TOTAL ASSETS	$16,483,526	$30,509,679

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,044,335	$1,011,396
Accrued clinical trial expenses	4,793,241	1,410,894
Other accrued expenses	387,822	226,881
Accrued interest payable	12,917	22,756
Short-term lease payable	11,976	19,437
Short-term grant payable	476,708	476,708
Short-term notes payable - related party	2,000,000	2,000,000
Short-term notes payable - net of $5,633 debt discount	3,909,367	—
Total current liabilities	15,636,366	5,168,072

Long-term lease payable	16,583	20,076
Long-term grant payable	23,292	23,292
Notes payable - net of $11,266 debt discount	—	3,903,734
Total liabilities	15,676,241	9,115,174

COMMITMENTS AND CONTINGENCIES:
Minority Interest	—	—

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value—60,000,000 shares authorized; June 30, 2007 28,294,677 issued and outstanding; December 31, 2006 28,282,677 shares issued and outstanding;	282,947	282,827
Additional paid-in capital	88,738,121	88,370,853
Deficit accumulated during the development stage	(88,213,783)	(67,259,175)
Total stockholders’ equity	807,285	21,394,505
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,483,526	$30,509,679

See notes to unaudited condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Inception
					(January 1, 1999)
	Three months ended June 30,		Six months ended June 30,		Through
	2007	2006	2007	2006	June 30, 2007
Revenue:
Management fees	$—	$—	$—	$—	$1,161,180
Grants	—	—	—	35,127	1,035,571
Royalty—related party	—	—	—	—	45,238
Total revenue	—	—	—	35,127	2,241,989

Expenses:
Research and development	8,833,078	3,579,038	17,883,990	5,839,416	67,019,339
Contracted research and development—related party	—	—	—	—	7,980,299
Selling, general and administrative	1,810,249	1,338,842	3,358,412	2,488,012	16,450,925
Total expenses	10,643,327	4,917,880	21,242,402	8,327,428	91,450,563
Loss from operations	(10,643,327)	(4,917,880)	(21,242,402)	(8,292,301)	(89,208,574)

Other (income) expense:
Interest Income	(214,495)	(520,100)	(521,064)	(800,958)	(2,445,196)
Interest expense	116,836	128,007	233,270	272,877	2,389,457
Gain on sale of interest in Sarawak Medichem Pharmaceuticals joint venture	—	—	—	—	(939,052)
Net other income	(97,659)	(392,093)	(287,794)	(528,081)	(994,791)
Net loss	(10,545,668)	(4,525,787)	(20,954,608)	(7,764,220)	(88,213,783)
Less accumulated preferred dividends for the period	43,750	43,750	87,500	87,500	1,407,292
Net loss available to common shareholders	$(10,589,418)	$(4,569,537)	$(21,042,108)	$(7,851,720)	$(89,621,075)
Basic and diluted net loss per share available to common shareholders	$(0.37)	$(0.16)	$(0.74)	$(0.32)
Weighted average number common shares outstanding—basic and diluted	28,294,380	28,252,354	28,290,865	24,790,486

See notes to unaudited condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1999) THROUGH JUNE 30, 2007
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

BALANCE—January 1, 1999 (inception)	—	$—	$—	$—	$—

Issuance of stock (since inception)	1,588,000	250,000			250,000
Compensation expense related to stock options (since inception)			15,097		15,097
Capital contributions (since inception)	—	—	10,415,599	—	10,415,599
Net loss (since inception)	—	—	—	(13,087,375)	(13,087,375)
BALANCE—December 31, 2003	1,588,000	250,000	10,430,696	(13,087,375)	(2,406,679)

Issuance of common stock at $0.157 per share	41,685	6,563	—	—	6,563
Compensation expense related to stock options	—	—	5,604	—	5,604
Exchange of shares under recapitalization	(1,629,685)	(256,563)	—	—	(256,563)
Issuance of shares under recapitalization	9,482,015	94,820	161,743	—	256,563
Capital contributions	—	—	2,295,731	—	2,295,731
Issuance of 14,887 warrants	—	—	11,898	—	11,898
Issuance of common stock in exchange for licenses	1,122,569	11,226	8,988,774	—	9,000,000
Net loss	—	—	—	(27,186,918)	(27,186,918)
BALANCE—December 31, 2004	10,604,584	106,046	21,894,446	(40,274,293)	(18,273,801)

Issuance of common stock, net of offering costs	6,721,814	67,218	29,210,558	—	29,277,776
Issuance of stock related to option exercises	63,924	639	14,240	—	14,879
Compensation expense related to stock options	—	—	696,204	—	696,204
Issuance of common stock in exchange for reduction of milestones payable	600,000	6,000	3,000,000	—	3,006,000
Modification of 14,887 warrants	—	—	18,925	—	18,925
Net loss	—	—	—	(6,444,246)	(6,444,246)
BALANCE—December 31, 2005	17,990,322	179,903	54,834,373	(46,718,539)	8,295,737

Issuance of common stock, net of offering costs	10,233,464	102,335	33,266,653	—	33,368,988
Issuance of stock related to option exercises	58,891	589	8,656	—	9,245
Compensation expense related to stock options	—	—	261,171	—	261,171
Net loss	—	—	—	(20,540,636)	(20,540,636)
BALANCE—December 31, 2006	28,282,677	$282,827	$88,370,853	$(67,259,175)	$21,394,505

Issuance of stock related to option exercises	12,000	120	1,764	—	1,884
Compensation expense related to stock options	—	—	365,504	—	365,504
Net loss	—	—	—	(20,954,608)	(20,954,608)
BALANCE—June 30, 2007	28,294,677	$282,947	$88,738,121	$(88,213,783)	$807,285

See notes to unaudited condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Inception
	Six months ended		(January 1, 1999)
	June 30,		Through
	2007	2006	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,954,608)	$(7,764,220)	$(88,213,783)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	105,088	47,729	521,107
Non-cash interest expense	18,884	18,884	81,939
Stock compensation expense	365,504	117,605	1,343,580
Non-cash research and development	—	—	24,466,667
Non-cash settlement of milestone payment	—	—	6,000
Gain on sale of interest in Sarawak Medichem Pharmaceuticals (SMP)	—	—	(939,052)
Loss on disposal	1,761	—	13,294
Changes in operating assets and liabilities:
Clinical supplies	—	—	533,333
Accounts receivable, related party	—	6,160	—
Prepaid expenses	354,392	(2,346,163)	(2,663,775)
Other assets	—	2,408	(1,452)
Accounts payable	3,028,893	(218,869)	4,040,289
Accrued expenses	3,543,288	1,428,225	5,181,063
Licenses payable	—	—	(11,000,000)
Accrued interest on debt	(9,839)	(757,931)	590,980
Net cash flows from operating activities	(13,546,637)	(9,466,172)	(66,039,810)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(48,464)	(45,075)	(720,376)
Proceeds from the sale of SMP	—	—	939,052
Proceeds from the sales of investments	—	14,807,158	31,557,158
Purchase of investments	—	(4,332,158)	(31,557,158)
Net cash flows from investing activities	(48,464)	10,429,925	218,676

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	—	33,455,801	69,856,339
Proceeds from issuance of notes payable	—	3,915,000	12,933,691
Payments on notes payable	—	(3,915,000)	(3,915,000)
Proceeds from grants	—	—	500,000
Proceeds from stock options exercised	1,884	5,512	32,571
Payments on capital leases	(10,954)	(7,497)	(135,691)
Net cash flows from financing activities	(9,070)	33,453,816	79,271,910

NET (DECREASE) INCREASE IN CASH	(13,604,171)	34,417,569	13,450,776

CASH—Beginning of period	27,054,947	4,749,932	—
CASH—End of period	$13,450,776	$39,167,501	$13,450,776

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$211,594	$1,025,188	$1,707,817

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Noncash investment activity:
Purchase of property and equipment under capital leases	$—	$20,693	$164,249
Capital expenses included in accounts payable	4,046	14,232	4,046
Noncash financing activity:
Issuance of common shares for licenses	—	—	9,000,000
Issuance of common shares for reduction of milestone payment	—	—	3,000,000
Cost of proceeds	—	86,813	—
Debt discount	—	—	30,823
Deferred financing costs	$—	$—	$30,000

See notes to unaudited condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

Basis of Presentation-The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made.  Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements for the year ended December 31, 2006 and notes thereto. The condensed consolidated financial statements include the accounts of the Advanced Life Sciences Holdings, Inc. and its wholly-owned subsidiary Advanced Life Sciences, Inc. (“ALS Inc.”)  All intercompany balances and transactions have been eliminated.  The results of operations for any interim period are not necessarily indicative of the results of operations expected for the full year.

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

3.      Related Party Transactions

The Company’s Chief Executive Officer, Michael T. Flavin Ph.D., loaned $2.0 million to the Company in 2001 (see Note 4).  Interest expense of $78,000 and $97,000 was recorded for the six months ended June 30, 2007 and 2006, respectively, related to the note.

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

The Company leases facilities from the BioStart Property Group, LLC. (“BioStart”), a wholly-owned subsidiary of Flavin Ventures, which is owned by the Company’s Chief Executive Officer.  Lease payments totaled approximately $119,000 and $132,000 for the six months ended June 30, 2007 and 2006, respectively.

4.               Debt Obligations

In September 2001, the Company incurred indebtedness under a $2.0 million promissory note with the Chief Executive Officer of the Company, which bears interest at 7.75%.  Accrued but unpaid interest is added to the outstanding principal annually.  Principal plus accrued interest is due in a lump sum on December 31, 2007.  In May 2006, the Company’s Board of Directors authorized the payment of accumulated interest on the loan with the Chief Executive Officer, totaling $837,000. The authorization also provides for monthly payments of accumulated interest until the loan matures on December 31, 2007.  As of June 30, 2007 and December 31, 2006, the Company had $2.0 million outstanding under the note.

The Company has a $4.0 million line of credit with a financial institution.  Interest under the line is payable monthly at a fixed interest rate of 6.75% per annum, and outstanding principal and interest are payable on January 1, 2008.  The line of credit is secured by substantially all of the Company’s assets, except that the collateral specifically excludes any rights that the Company has a result of its license agreement with Abbott Laboratories for cethromycin.  The line of credit is further secured by 2.5 million shares of the Company’s common stock held by ALS Ventures, LLC.  As of June 30, 2007 and December 31, 2006, the Company had $3.9 million outstanding under the note.  In connection with the line of credit, the financial institution received a warrant entitling it to purchase 14,887 shares of the Company’s common stock at an exercise price of $5.00 per share, subject to certain adjustments.  The warrant is immediately exercisable and will terminate, if not exercised, on December 21, 2009. The warrant was valued, using the Black-Scholes option pricing model, at $27,000. The amount was recorded as a discount to the related debt and is being amortized to interest expense over the term of the debt.

5.      Commitments

Vendor Contracts- The Company administers its cethromycin development program largely under contracts with third parties.  To date, contracts totaling $41.0 million have been executed related to the cethromycin program, which includes anthrax related studies.  The remaining balance of $16.7 million is expected to be paid in 2007.  In addition, to date the Company has executed $423,000 in contracts related to the ALS-357 program, of which the majority of the remaining balance of $266,000 is expected to be paid in 2007.

Grant Payable- In April 2005, the Company was awarded a $500,000 grant from the State of Illinois to fund expansion of its corporate headquarters in Woodridge, Illinois.  Under the terms of the grant, the Company is to utilize the funds for construction costs associated with expanding its corporate headquarters and create 100 full-time jobs at the same location between January 31, 2005 and December 31, 2007 (“grant period”).  During the second quarter of 2007 the period in which construction costs could be expended was extended six months to December 31, 2007 and the period that the Company has to create 100 full time jobs was extended 3.5 years to December 31, 2010.  Funds that are not expended in a manner consistent with the grant award are to be repaid at the end of the grant period.  In addition, if the Company does not create the specified number of full-time jobs, it is required to repay the grant proceeds on a pro-rata basis of actual jobs created compared to the total defined in the grant.  As of June 30, 2007 the Company classified approximately $477,000 of the grant proceeds as a short term liability based upon the actual costs of the facility expansion incurred and the number of jobs created during the grant period.  The remaining $23,000 has been classified as a long-term liability as the Company must maintain the positions created during the grant period through January 31, 2010.  If the Company does not maintain the positions created until January 31, 2010, it will owe the State of Illinois grant proceeds equal to a pro-rata share of the positions that were retained as compared to the total created during the grant period.

6.      Minority Interest

The Series A preferred stock (“Series A Preferred Stock”) of the Company’s  subsidiary, ALS, Inc., is held by deCODE Genetics (“deCODE”) as a result of ALS Inc.’s spin-off from MediChem Life Sciences in January 1999, and MediChem’s subsequent acquisition by deCODE Genetics in March 2002. deCODE provides analytical services to the Company on an as needed basis.

As of June 30, 2007, ALS Inc. had 250,000 shares of Series A Cumulative Preferred Stock authorized, issued and outstanding to deCODE. The Series A Preferred Stock is nonvoting except as to certain matters including the issuance of any class of stock ranking prior to the shares of Series A Preferred Stock, or the merger or consolidation of ALS Inc. if such merger would adversely affect the powers, preferences or rights of the Series A Preferred Stock. The Series A Preferred stockholder is entitled to receive dividends payable in cash at the rate of 7.0% per annum per share on the amount of liquidation preference of the shares.  Dividends are only payable when, as and if declared by our board of directors.

7.      Stock Option Grants

For the six months ended June 30, 2007 and 2006, the Company granted stock options to purchase up to 724,300 and 233,500 shares of common stock, respectively, to certain employees and scientific advisory board members and directors. The exercise price of the options was the fair market price of the Company’s common stock on the date of grant.  The Company recognized compensation expense totaling approximately $366,000 and $118,000 for the six months ended June 30, 2007 and 2006, respectively, in accordance with SFAS No. 123 (R), Share based Payment.

8.     Net Loss Per Share

Basic loss per share is computed by dividing net loss by the number of weighted average common shares outstanding during the reporting period.  Diluted loss per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.  The computation of diluted shares outstanding for the periods ended June 30, 2007 and 2006 excludes incremental shares of 6,988,180 and 6,265,536, related to employee stock options and warrants.  These shares are excluded due to their anti-dilutive effect as a result of the Company’s losses for the periods ended June 30, 2007 and 2006.

9.      Income Taxes

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

The provisions of FIN 48 became effective on January 1, 2007, and had no effect on the Company’s financial position, cash flows or results of operations upon adoption as the Company does not have any unrecognized tax benefits.  The Company also evaluated its tax positions as of June 30, 2007 and reached the same conclusion.

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

10.   Recent Accounting Pronouncements

In March 2007, the Emerging Issues Task Force (“EITF”) issued a tentative conclusion on EITF 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development” and the FASB ratified the tentative conclusion.  EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 07-03 to have a material impact on its consolidated financial statements.

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

Since our inception we have incurred net losses each year.  Our net loss for the six months ended June 30, 2007 was $21.0 million.  As of June 30, 2007, we had an accumulated deficit of $88.2 million.  Our operations to date have been funded principally through proceeds from our initial public offering (“IPO”) in August 2005, our private placement in March 2006, debt and capital contributions made by our Chief Executive Officer and borrowings under our bank line of credit.  We currently do not have sufficient cash or other funding available to complete our anticipated business activities during 2007.  As a result, there is significant doubt about our ability to continue as a going concern.

In December 2005, we initiated two Phase III clinical trials for cethromycin which compare cethromycin with standard of care therapies for community acquired pneumonia (CAP) in the United States, Canada, Europe, South America and South Africa.  Each trial seeks to demonstrate statistical non-inferiority to a comparator using a 95% confidence interval.  Clinical cure rate serves as the primary endpoint in each trial with bacteriological eradication serving as the secondary endpoint.

During the second quarter of 2007 we completed the first of two pivotal phase III clinical trials.  In the trial, cethromycin achieved non-inferiority in its primary endpoint of per protocol clinical cure rate compared to Biaxin ® (clarithromycin) in CAP.  Cethromycin was evaluated using a 300 mg once-daily dosing regimen compared to 250 mg twice-daily dosing for Biaxin ® , both over a seven-day course of therapy.  No drug-related serious adverse events were observed in any study subject.  Liver function tests and electrocardiogram monitoring demonstrated no significant differences between subjects receiving cethromycin and subjects receiving Biaxin ® , consistent with the hepatic and cardiac side effect profile reported in cethromycin’s previous clinical trials.  We expect to have initial data from the second trial by the end of the third quarter of 2007.  This timeline depends on our contract research organization’s ability to collect, compile and report data from this study.

Cethromycin has also been demonstrated to have significant in vitro activity against over 30 anthrax (Bacillus anthracis) strains.  During the second quarter of 2007, we concluded a study testing cethromycin’s efficacy in treating inhalation anthrax post-exposure for prophylaxis in non-human primates.  Results from this study demonstrated that a thirty (30) day course of oral cethromycin at a 16 mg/kg of once-daily dosing (equivalent 300 mg) was 100% protective against a lethal dose of inhaled B. anthracis Ames strain spores.

Clinical testing for our product candidates has been delayed from our initial plans, resulting in increased development costs.  As a result, we will need to raise capital to fund operating activities during 2007 and beyond.  Such a capital raise could be achieved by the sale of additional common stock, the receipt of milestone payments which would be paid to us as a result of entering into a commercial partnership for cethromycin, or a combination of both.

Even if our pivotal Phase III clinical trials of cethromycin are successfully completed, we do not expect to receive FDA approval for commercialization until 2009 at the earliest.  As of June 30, 2007, we estimate that our cethromycin development program will require an additional $50.5 million in research and development expenses which includes $40.0 million in additional milestones to Abbott, $7.1 million to complete the cethromycin clinical trials, $2.4 million for the preparation of the cethromycin NDA and other commercialization-related costs.  We expect to incur expenses up to $1.0 million to complete our non-human primate studies to determine cethromycin’s efficacy for the prophylactic treatment of inhalation anthrax.  Our $10.0 million and $30.0 million Abbott milestone payments are triggered upon submitting an NDA and receiving FDA approval, respectively.  Development timelines and related costs are difficult to estimate and may vary significantly from our current estimates.

If cethromycin is approved for marketing by the FDA, we plan to sell cethromycin using a commercial partner to access the primary care physician market and to build and utilize a focused internal sales force that will market directly to early adopters such as, but not limited to, pulmonary medicine and infectious disease physicians.

Results of Operations

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Revenue.   The Company had no revenue for the three months periods ended June 30, 2007 and 2006.

Research and development expense.   Research and development expenses increased $5.2 million to $8.8 million for the three months ended June 30, 2007 compared to $3.6 million for the three months ended June 30, 2006.  Of the total increase in research and development expenses of $5.2 million, $3.7 million of this increase consists of the costs to conduct our phase III clinical trials of our lead compound cethromycin, $1.2 million relates to the compilation of the cethromycin NDA, $200,000 was incurred in our anthrax and ALS-357 development programs and $100,000 was incurred for general research and development expenses, including personnel costs.  We estimate that the expense to complete the trials including the expense to compile and submit the NDA is $50.5 million.  Of the $50.5 million, $10.5 million of development costs will be recognized over the remainder of this year and milestones of $10.0 million and $30.0 million will be recognized in 2008 and 2009, respectively.

General and administrative expense.   General and administrative expense increased $471,000 to $1.8 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.  Approximately $251,000 of the total increase was attributable to higher compensation costs of existing personnel as well as compensation for new employees in the legal and accounting functions that will manage the Company’s Sarbanes-Oxley compliance program.  General corporate expenses increased $109,000.  Marketing expense related to the branding of cethromycin compound increased $65,000.  Expenses related to our facilities increased $46,000 resulting from the expansion of our corporate offices to accommodate additional personnel which occurred during the fourth quarter of 2006.

Interest income.   Interest income decreased $306,000 to $214,000 for the three months ended June 30, 2007.  Interest income is derived through the investment of our IPO and private placement proceeds in money market funds, until they are used in operations.  The decrease in interest income reflects lower cash balances this quarter versus the same quarter the prior year.

 Interest expense.   Interest expense decreased $11,000 to $117,000 for the three months ended June 30, 2007.  In May of 2006 we restructured our line of credit from a variable rate based on Prime to a fixed rate of 6.75%.  As a result, the effective rate of interest on our line of credit decreased 1.8% which decreased our interest expense for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, by $11,000.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Revenue.   The Company had no revenue for the six months ended June 30, 2007 compared to $35,000 for the six months ended June 30, 2006.  Revenue in 2006 resulted from a phase I grant that was awarded in the third quarter of 2005.

Research and development expense.   Research and development expenses increased $12.0 million to $17.9 million for the six months ended June 30, 2007 compared to $5.9 million for the six months ended June 30, 2006.  Of the total increase in research and development expenses of $12.0 million, $7.7 million of this increase consists of the costs to conduct or phase III clinical trials of our lead compound cethromycin, $3.0 million relates to the compilation of the cethromycin NDA, $1.1 million was incurred in our anthrax and ALS-357 development programs and $200,000 was incurred for general research and development expenses, including personnel costs.

General and administrative expense.   General and administrative expense increased $870,000 to $3.4 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.   Approximately $581,000 of the total increase was attributable to higher compensation costs of existing personnel as well as compensation for new employees in the legal and accounting functions that will manage the Company’s Sarbanes-Oxley compliance program.  Marketing expense related to the branding of cethromycin increased $101,000.  Expenses related to our facilities increased $92,000 resulting from the expansion of our corporate offices to accommodate additional personnel which occurred during the fourth quarter of 2006.  General corporate expenses increased $96,000.

 Interest income.   Interest income decreased $280,000 to $521,000 for the six months ended June 30, 2007 due to lower cash balances in the current year.

Interest expense.   Interest expense decreased $40,000 to $233,000 for the six months ended June 30, 2007.  In May of 2006 we restructured our line of credit from a variable rate based on Prime to a fixed rate of 6.75%.  As a result, the effective rate of interest on our line of credit decreased 1.8% which decreased our interest expense for the first half of 2007 as compared to the first half of 2006, by $40,000.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development and general and administrative expenses.  To date, we have not generated any revenues from the sale of products, and we do not expect to generate any such revenues for a number of years, if at all.  As a result, we have incurred an accumulated deficit of $88.2 million as of June 30, 2007 and we expect to incur significant operating losses for the foreseeable future.    Cash and cash equivalents was $13.5 million as of June 30, 2007.  Since our inception in 1999 to August 2005, we financed our operations primarily through debt and capital contributions from our founder and controlling stockholder and borrowings under our bank line of credit.  In August 2005 we completed our initial public offering in which we raised $28.7 million, net of underwriters discount and offering costs.  In March 2006 we completed a private placement in which we raised $33.4 million, net of underwriters discount and offering costs.  Our working capital as of June 30, 2007 amounted to $478,000.

In September 2001, our Chief Executive Officer made a $2.0 million loan to us.  The loan accrues interest at the rate of 7.75%, compounded annually, and is due and payable on December 31, 2007.  The balance of the loan and accrued interest was $2.0 million as of June 30, 2007.

We have a $4.0 million line of credit with a local financial institution.  As of June 30, 2007, the line of credit had an outstanding balance of $3.9 million bearing interest of 6.75% per annum.  Interest is payable monthly, and the line of credit matures on January 1, 2008.  The line of credit is secured by substantially all the assets of the Company, excluding any rights that we have under of our license agreement with Abbott Laboratories for cethromycin.  The line of credit is also secured by 2.5 million shares of our common stock held by Flavin Ventures, LLC. (see Note 4 to the unaudited condensed consolidated financial statements).

During the six months ended June 30, 2007, cash used in operating activities totaled $13.5 million.  Approximately $10.5 million was used for the development of cethromycin, $837,000 for Anthrax trials, $269,000 for research activities related to our proprietary portfolio of compounds and $2.0 million for general operations net of $568,000 in interest income.

Contractual Obligations

As of June 30, 2007, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of research, development and license agreements including the potential product based milestones which could be due to Abbott, are as follows:

	Payments Due by December 31,
	2007	2008	2009	2010	2011	Total
Notes payable	$2,000,000	$3,915,000	$—	$—	$—	$5,915,000
Interest	224,516	2,842	1,633	304	—	229,295
Abbott license payments	—	10,000,000	30,000,000	—	—	40,000,000
Cethromycin development costs	10,690,000	8,000	—	—	—	10,698,000
Anthrax clinical studies	1,093,000	—	—	—	—	1,093,000
ALS-357 clinical supplies	314,000	12,000	—	—	—	326,000
Operating leases	118,940	160,648	—	—	—	279,588
Capital leases	8,482	7,259	8,468	4,350	—	28,559

Total	$14,448,938	$14,105,749	$30,010,101	$4,654	$—	$58,569,442

We will owe Abbott $10.0 million if we submit an NDA for cethromycin and $30.0 million if and when the FDA approves the NDA, which we estimate will occur in 2008 and 2009, respectively.  The estimated timing of these payments has been changed since last quarter due to the ongoing completion of the cethromycin development program.  Thereafter, we would owe Abbott an additional $2.5 million upon reaching $200 million in aggregate net sales of cethromycin and $5.0 million upon reaching $400 million in aggregate net sales.  The periods in which milestone obligations become payable, if at all, are only estimates due to uncertainties associated with the completion of the clinical studies and related regulatory filings.

Our long-term commitments under operating leases shown above consist of payments made to a related party relating to our facility lease in Woodridge, Illinois, which expires in September of 2008.

In the first seven months of 2007 we executed contracts totaling $3.9 million, of which $2.4 million were executed after June 30, 2007.  Of the total contracts executed, $2.5 million related to the compilation of our cethromycin NDA and NDA directed studies and $1.4 million related to clinical trials.  We anticipate executing additional contracts totaling $2.5 million related to our clinical development of cethromycin.  Of this amount, $2.0 million represents the costs we will incur to complete the Phase III pivotal clinical trials; $400,000 related to the compilation of our cethromycin NDA and NDA directed studies; $100,000 related to our ALS-357 development program.

Remaining payments due under all existing and anticipated cethromycin development contracts, including anthrax studies, total $16.7 million and are expected to be made over the next six months.  The majority of these payments are milestone based.  The periods in which milestone obligations become payable are only estimates due to uncertainties in clinical trial completion timelines.

To fund these contracts and our existing development commitments, indebtedness and general operating expenses we need to raise additional operating capital during 2007.  We anticipate raising such capital after data from the second of our Phase III pivotal clinical trials is available.  Such a capital raise could be achieved by the sale of additional common stock, the receipt of milestone payments which would be paid to us as a result of entering into a commercial partnership for cethromycin, or a combination of both.  Based upon current market conditions and discussions with potential commercial partners, we believe sufficient funds can be raised in 2007 to continue our development of cethromycin and fund our other research and corporate expenditures through the expected approval of our cethromycin NDA.  Although we believe we can obtain sufficient financing, there can be no assurances that such financing will be available, or available at terms acceptable to us.  We currently do not have sufficient cash or other funding available to complete our anticipated business activities during 2007 and are working with certain vendors and partners to extend payment terms and take other appropriate actions to conserve cash.  As a result, there is significant doubt about our ability to continue as a going concern.

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

Research and Development

Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of our proprietary product portfolio.  All such costs are expensed as incurred.  Clinical trial costs incurred by third parties are expensed as the contracted work is performed.  We estimate both the total cost and time period of the trials and the percent completed as of that accounting date.  We believe that the estimates made as of June 30, 2007 are reflective of the actual expenses incurred as of that date.

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

Changes in Internal Control

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the Company’s annual meeting held on May 4, 2007:

Proposal 1: Election of Directors

Name	For	Withheld
John L. Flavin	22,036,037	104,491
Richard A. Reck	21,957,105	183,423
Rosalie Sagraves	21,950,605	189,923

Proposal 2: Ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2007

For	Against	Abstain
22,038,063	96,708	5,757

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

 Dated: August 9, 2007

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