Form 10-Q
period 2007-09-30
Advanced Life Sciences Holdings, Inc.
filed 2007-11-14
CIK 1322734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2007

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

As of  November 13, 2007, the registrant had 28,301,677 shares of common stock, $0.01 par value per share, outstanding.

ADVANCED LIFE SCIENCES HOLDINGS, INC.

(A DEVELOPMENT STAGE ENTITY)

INDEX

Form 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)
Item 1.	Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 and for the period from inception (January 1, 1999) through September 30, 2007
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for period from inception (January 1, 1999) through September 30, 2007
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and for the period from inception (January 1, 1999) through September 30, 2007
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II — OTHER INFORMATION
Item 5.	Other Information
Item 6.	Exhibits
Signatures
Exhibit Index

PART I — FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,429,484	$27,054,947
Prepaid insurance	357,219	380,083
Prepaid clinical trial expenses	2,160,667	2,364,512
Other prepaid expenses and deposits	131,718	273,572

Total current assets	9,079,088	30,073,114

PROPERTY AND EQUIPMENT:
Furniture and fixtures	221,418	250,308
Laboratory equipment	159,186	142,928
Computer software and equipment	242,707	231,022
Leasehold improvements	177,253	182,839

Total property and equipment—at cost	800,564	807,097
Less accumulated depreciation	(492,350)	(398,486)

Property and equipment—net	308,214	408,611

OTHER LONG-TERM ASSETS:
Deferred financing costs	6,626	26,502
Other assets	1,452	1,452

Total other long-term assets	8,078	27,954

TOTAL ASSETS	$9,395,380	$30,509,679

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,499,280	$1,011,396
Accrued clinical trial expenses	3,651,070	1,410,894
Other accrued expenses	639,014	226,881
Accrued interest payable	22,022	22,756
Short-term lease payable	8,024	19,437
Short-term grant payable	476,708	476,708
Short-term notes payable - related party	2,000,000	2,000,000
Short-term notes payable - net of $2,816 debt discount	3,912,184	—

Total current liabilities	14,208,302	5,168,072

Long-term lease payable	14,736	20,076
Long-term grant payable	23,292	23,292
Notes payable - net of $11,266 debt discount	—	3,903,734

Total liabilities	14,246,330	9,115,174

COMMITMENTS AND CONTINGENCIES:
Minority Interest	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.01 par value—60,000,000 shares authorized;
September 30, 2007 28,294,677 issued and outstanding; December 31, 2006 28,282,677 shares issued and outstanding;	282,947	282,827
Additional paid-in capital	88,922,093	88,370,853
Deficit accumulated during the development stage	(94,055,990)	(67,259,175)

Total stockholders’ equity (deficit)	(4,850,950)	21,394,505

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,395,380	$30,509,679

See notes to unaudited condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Period From
					Inception
					(January 1, 1999)
	Three months ended		Nine months ended		Through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Revenue:
Management fees	$—	$—	$—	$—	$1,161,180
Grants	—	—	—	35,127	1,035,571
Royalty—related party	—	—	—	—	45,238

Total revenue	—	—	—	35,127	2,241,989

Expenses:
Research and development	3,838,184	5,730,269	21,722,174	11,569,685	70,857,523
Contracted research and development— related party	—	—	—	—	7,980,299
Selling, general and administrative	2,004,357	1,489,502	5,362,769	3,977,514	18,455,282

Total expenses	5,842,541	7,219,771	27,084,943	15,547,199	97,293,104

Loss from operations	(5,842,541)	(7,219,771)	(27,084,943)	(15,512,072)	(95,051,115)

Other (income) expense:
Interest Income	(117,332)	(466,475)	(638,396)	(1,267,433)	(2,562,528)
Interest expense	116,998	120,649	350,268	393,526	2,506,455
Gain on sale of interest in Sarawak Medichem Pharmaceuticals joint venture	—	—	—	—	(939,052)

Net other income	(334)	(345,826)	(288,128)	(873,907)	(995,125)

Net loss	(5,842,207)	(6,873,945)	(26,796,815)	(14,638,165)	(94,055,990)

Less accumulated preferred dividends for the period	43,750	43,750	131,250	131,250	1,451,042

Net loss available to common shareholders	$(5,885,957)	$(6,917,695)	$(26,928,065)	$(14,769,415)	$(95,507,032)

Basic and diluted net loss per share available to common shareholders	$(0.21)	$(0.24)	$(0.95)	$(0.57)
Weighted average number common shares outstanding- basic and diluted	28,294,677	28,268,247	28,292,150	25,962,479

See notes to unaudited condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1999) THROUGH SEPTEMBER 30, 2007

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
BALANCE—January 1, 1999 (inception)	—	$—	$—	$—	$—

Issuance of stock (since inception)	1,588,000	250,000			250,000
Compensation expense related to stock options (since inception)			15,097		15,097
Capital contributions (since inception)	—	—	10,415,599	—	10,415,599
Net loss (since inception)	—	—	—	(13,087,375)	(13,087,375)

BALANCE—December 31, 2003	1,588,000	250,000	10,430,696	(13,087,375)	(2,406,679)

Issuance of common stock at $0.157 per share	41,685	6,563	—	—	6,563
Compensation expense related to stock options	—	—	5,604	—	5,604
Exchange of shares under recapitalization	(1,629,685)	(256,563)	—	—	(256,563)
Issuance of shares under recapitalization	9,482,015	94,820	161,743	—	256,563
Capital contributions	—	—	2,295,731	—	2,295,731
Issuance of 14,887 warrants	—	—	11,898	—	11,898
Issuance of common stock in exchange for licenses	1,122,569	11,226	8,988,774	—	9,000,000
Net loss	—	—	—	(27,186,918)	(27,186,918)

BALANCE—December 31, 2004	10,604,584	106,046	21,894,446	(40,274,293)	(18,273,801)

Issuance of common stock, net of offering costs	6,721,814	67,218	29,210,558	—	29,277,776
Issuance of stock related to option exercises	63,924	639	14,240	—	14,879
Compensation expense related to stock options	—	—	696,204	—	696,204
Issuance of common stock in exchange for reduction of milestones payable	600,000	6,000	3,000,000	—	3,006,000
Modification of 14,887 warrants	—	—	18,925	—	18,925

Net loss	—	—	—	(6,444,246)	(6,444,246)

BALANCE—December 31, 2005	17,990,322	179,903	54,834,373	(46,718,539)	8,295,737

Issuance of common stock, net of offering costs	10,233,464	102,335	33,266,653	—	33,368,988
Issuance of stock related to option exercises	58,891	589	8,656	—	9,245
Compensation expense related to stock options	—	—	261,171	—	261,171

Net loss	—	—	—	(20,540,636)	(20,540,636)

BALANCE—December 31, 2006	28,282,677	$282,827	$88,370,853	$(67,259,175)	$21,394,505

Issuance of stock related to option exercises	12,000	120	1,764	—	1,884
Compensation expense related to stock options	—	—	549,476	—	549,476

Net loss	—	—	—	(26,796,815)	(26,796,815)

BALANCE—September 30, 2007	28,294,677	$282,947	$88,922,093	$(94,055,990)	$(4,850,950)

See notes to unaudited condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Inception
			(January 1, 1999)
	Nine months ended		Through
	September 30,		September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,796,815)	$(14,638,165)	$(94,055,990)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	157,072	80,959	573,091
Non-cash interest expense	28,326	28,326	91,381
Stock compensation expense	549,476	189,388	1,527,552
Non-cash research and development	—	—	24,466,667
Non-cash settlement of milestone payment	—	—	6,000
Gain on sale of interest in Sarawak Medichem Pharmaceuticals (SMP)	—	—	(939,052)
Loss on disposal	1,761	—	13,294
Changes in operating assets and liabilities:
Clinical supplies	—	—	533,333
Accounts receivable, related party	—	6,160	—
Prepaid expenses	368,563	(3,081,909)	(2,649,604)
Other assets	—	4,610	(1,452)
Accounts payable	2,487,884	277,110	3,499,280
Accrued expenses	2,652,309	1,616,640	4,290,084
Licenses payable	—	—	(11,000,000)
Accrued interest on debt	(734)	(770,848)	600,085

Net cash flows from operating activities	(20,552,158)	(16,287,729)	(73,045,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(58,436)	(258,645)	(730,348)
Proceeds from the sale of SMP	—	—	939,052
Proceeds from the sales of investments	—	14,807,158	31,557,158
Purchase of investments	—	(4,332,158)	(31,557,158)

Net cash flows from investing activities	(58,436)	10,216,355	208,704

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	—	33,368,988	69,856,339
Proceeds from issuance of notes payable	—	3,915,000	12,933,691
Payments on notes payable	—	(3,915,000)	(3,915,000)
Proceeds from grants	—	—	500,000
Proceeds from stock options exercised	1,884	7,082	32,571
Payments on capital leases	(16,753)	(12,286)	(141,490)

Net cash flows from financing activities	(14,869)	33,363,784	79,266,111

NET (DECREASE) INCREASE IN CASH	(20,625,463)	27,292,410	6,429,484

CASH—Beginning of period	27,054,947	4,749,932	—

CASH—End of period	$6,429,484	$32,042,342	$6,429,484

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid during the period for interest	$310,077	$1,147,031	$1,806,300

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Noncash investment activity:
Purchase of property and equipment under capital leases	$—	$29,693	$164,249
Capital expenses included in accounts payable	—	14,404	—
Noncash financing activity:
Issuance of common shares for licenses	—	—	9,000,000
Issuance of common shares for reduction of milestone payment	—	—	3,000,000
Cost of proceeds	—	—	—
Debt discount	—	—	30,823
Deferred financing costs	$—	$—	$30,000

See notes to unaudited condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC
( A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

1.                    Summary of Significant Accounting Policies

           Nature of Business-Advanced Life Sciences Holdings, Inc. and its subsidiary Advanced Life Sciences, Inc. (together, the “Company”) conduct new drug research and development in the fields of infectious disease, oncology and inflammation.  Since inception, the Company has devoted substantially all of its efforts to activities such as financial planning, capital raising and product development, and has not derived significant revenues from its primary business activity.  Accordingly, the Company is in the development stage, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

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

           The Company has incurred losses since its incorporation in January 1999.  The Company has funded its operations to date primarily from debt financings and capital contributions from its founder and Chief Executive Officer, proceeds from the initial public offering of its common stock and the subsequent sale of its common stock in a private placement.  The Company will not be generating revenues or realizing cash flows from operations in the near term, and will require additional equity or debt financing to meet working capital needs, to fund operating losses associated with research and development and to fund clinical trials.  In order to address its working capital shortfall the Company intends to raise additional capital during 2007 through the issuance of equity securities or through the receipt of milestone payments which would be paid as a result of consummating a commercial partnership for cethromycin, or a combination of both.  Although management believes the Company could obtain such financing, there can be no assurances that such financing will be available in the future at terms acceptable to the Company, if at all.  If the Company raises additional capital by issuing equity securities; its stockholders could experience substantial dilution.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

3.                    Related Party Transactions

           The Company’s Chief Executive Officer, Michael T. Flavin Ph.D., loaned $2.0 million to the Company in 2001 (see Note 4).  Interest expense of $116,000 and $136,000 was recorded for the nine months ended September 30, 2007 and 2006, respectively, related to the note.

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

           The Company leases facilities from the BioStart Property Group, LLC. (“BioStart”), a wholly-owned subsidiary of Flavin Ventures, which is owned by the Company’s Chief Executive Officer.  Lease payments totaled approximately $206,000 and $187,000 for the nine months ended September 30, 2007 and 2006, respectively.

4.                    Debt Obligations

           In September 2001, the Company incurred indebtedness under a $2.0 million promissory note with the Chief Executive Officer of the Company, which bears interest at 7.75%.  Accrued but unpaid interest is added to the outstanding principal annually.  Principal plus accrued interest is due in a lump sum on December 31, 2007.  In May 2006, the Company’s Board of Directors authorized the payment of accumulated interest on the loan with the Chief Executive Officer, totaling $837,000. The authorization also provides for monthly payments of accumulated interest until the loan matures on December 31, 2007.  As of September 30, 2007 and December 31, 2006, the Company had $2.0 million outstanding under the note.

           The Company has a $4.0 million line of credit with a financial institution.  Interest under the line is payable monthly at a fixed interest rate of 6.75% per annum, and outstanding principal and interest are payable on January 1, 2008.  The line of credit is secured by substantially all of the Company’s assets, except that the collateral specifically excludes any rights that the Company has a result of its license agreement with Abbott Laboratories for cethromycin.  The line of credit is further secured by 2.5 million shares of the Company’s common stock held by ALS Ventures, LLC.  As of September 30, 2007 and December 31, 2006, the Company had $3.9 million outstanding under the note.  In connection with the line of credit, the financial institution received a warrant entitling it to purchase 14,887 shares of the Company’s common stock at an exercise price of $5.00 per share, subject to certain adjustments.  The warrant is immediately exercisable and will terminate, if not exercised, on December 21, 2009. The warrant was valued, using the Black-Scholes option pricing model, at $27,000. The amount was recorded as a discount to the related debt and is being amortized to interest expense over the term of the debt.

5.                      Commitments

           Vendor Contracts- The Company administers its cethromycin development program largely under contracts with third parties.  To date, contracts totaling $40.9 million have been executed related to the cethromycin program, which includes anthrax related studies.  The remaining balance of $9.2 million is expected to be paid over the next six months.  In addition, to date the Company has executed $423,000 in contracts related to the ALS-357 program, of which the majority of the remaining balance of $202,000 is expected to be paid in 2007.

           Grant Payable- In April 2005, the Company was awarded a $500,000 grant from the State of Illinois to fund expansion of its corporate headquarters in Woodridge, Illinois.  Under the terms of the grant, the Company is to utilize the funds for construction costs associated with expanding its corporate headquarters and create 100 full-time jobs at the same location between January 31, 2005 and June 30, 2007 (“grant period”).  During the second quarter of 2007 the period in which construction costs could be expended was extended six months to December 31, 2007 and the period that the Company has to create 100 full time jobs was extended 3.5 years to December 31, 2010.  Funds that are not expended in a manner consistent with the grant award are to be repaid at the end of the grant period.  In addition, if the Company does not create the specified number of full-time jobs, it is required to repay the grant proceeds on a pro-rata basis of actual jobs created compared to the total defined in the grant.  As of September 30, 2007 the Company classified approximately $477,000 of the grant proceeds as a short term liability based upon the actual costs of the facility expansion incurred and the number of jobs created during the grant period.  The remaining $23,000 has been classified as a long-term liability as the Company must maintain the positions created during the grant period through December 31, 2010.  If the Company does not maintain the positions created until December 31, 2010, it will owe the State of Illinois grant proceeds equal to a pro-rata share of the positions that were retained as compared to the total created during the grant period.

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

           As of September 30, 2007, ALS Inc. had 250,000 shares of Series A Cumulative Preferred Stock authorized, issued and outstanding to deCODE. The Series A Preferred Stock is nonvoting except as to certain matters including the issuance of any class of stock ranking prior to the shares of Series A Preferred Stock, or the merger or consolidation of ALS Inc. if such merger would adversely affect the powers, preferences or rights of the Series A Preferred Stock. The Series A Preferred stockholder is entitled to receive dividends payable in cash at the rate of 7.0% per annum per share on the amount of liquidation preference of the shares.  Dividends are only payable when, as and if declared by our board of directors.

7.                      Stock Option Grants

           For the nine months ended September 30, 2007 and 2006, the Company granted stock options to purchase up to 739,300 and 300,790 shares of common stock, respectively, to certain employees and scientific advisory board members and directors. The exercise price of the options was the market price of the Company’s common stock on the date of grant.  The Company recognized compensation expense totaling approximately $184,000 and $72,000 for the three months ended September 30, 2007 and 2006, respectively and $549,000 and $189,000 for the nine months ended September 30, 2007 and 2006, respectively, in accordance with SFAS No. 123 (R), Share based Payment.

8.                    Net Loss Per Share

           Basic loss per share is computed by dividing net loss by the number of weighted average common shares outstanding during the reporting period.  Diluted loss per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.  The computation of diluted shares outstanding for the periods ended September 30, 2007 and 2006 excludes incremental shares of 6,995,119 and 6,254,965, related to employee stock options and warrants.  These shares are excluded due to their anti-dilutive effect as a result of the Company’s losses for the periods ended September 30, 2007 and 2006.

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

           The provisions of FIN 48 became effective on January 1, 2007, and had no effect on the Company’s financial position, cash flows or results of operations upon adoption as the Company does not have any unrecognized tax benefits.  The Company also evaluated its tax positions as of September 30, 2007 and reached the same conclusion.

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

10.             Recent Accounting Pronouncements

           In March 2007, the Emerging Issues Task Force (“EITF”) issued a tentative conclusion on EITF 07-03, “ Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development “ and the FASB ratified the tentative conclusion.  EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 07-03 to have a material impact on its consolidated financial statements.

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

Since our inception we have incurred net losses each year.  Our net loss for the nine months ended September 30, 2007 was $26.8 million.  As of September 30, 2007, we had an accumulated deficit of $94.1 million.  Our operations to date have been funded principally through proceeds from our initial public offering (“IPO”) in August 2005, our private placement in March 2006, debt and capital contributions made by our Chief Executive Officer and borrowings under our bank line of credit.  We currently do not have sufficient cash or other funding available to complete our anticipated business activities during 2007.  As a result, there is significant doubt about our ability to continue as a going concern.

In December 2005, we initiated two pivotal Phase III clinical trials for cethromycin which compare cethromycin with standard of care therapies for community acquired pneumonia (CAP) in the United States, Canada, Europe, South America and South Africa.  Each trial seeks to demonstrate statistical non-inferiority to a comparator using a 95% confidence interval.  Clinical cure rate serves as the primary endpoint in each trial with bacteriological eradication serving as the secondary endpoint.

During the second quarter of 2007 we completed the first of two pivotal Phase III clinical trials.  In the trial, cethromycin achieved non-inferiority in its primary endpoint of per protocol clinical cure rate compared to Biaxin ® (clarithromycin) in CAP.  Cethromycin was evaluated using a 300 mg once-daily dosing regimen compared to 250 mg twice-daily dosing for Biaxin ® , both over a seven-day course of therapy.  No drug-related serious adverse events were observed in any study subject.  Liver function tests and electrocardiogram monitoring demonstrated no significant differences between subjects receiving cethromycin and subjects receiving Biaxin ® , consistent with the hepatic and cardiac side effect profile reported in cethromycin’s previous clinical trials.  We expect to have initial data from the second trial in the fall of 2007.  This timeline depends on our contract research organization’s ability to collect, compile and report data from this study.

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

Even if our pivotal Phase III clinical trials of cethromycin are successfully completed, we do not expect to receive FDA approval for commercialization until 2009 at the earliest.  As of September 30, 2007, we estimate that our cethromycin development program, excluding $40.0 million of milestone payments due to Abbott, will incur an additional $6.8 million in research and development expenses which includes $4.5 million to complete the cethromycin clinical trials and $2.3 million for the preparation of the cethromycin NDA and other commercialization-related costs.  We expect to incur expenses up to $69,000 to in connection with our non-human primate studies which determined cethromycin’s efficacy for the prophylactic treatment of inhalation anthrax.  Our $10.0 million and $30.0 million Abbott milestone payments are triggered upon submitting an NDA and receiving FDA approval, respectively.  Development timelines and related costs are difficult to estimate and may vary significantly from our current estimates.

If cethromycin is approved for marketing by the FDA, we plan to sell cethromycin using a commercial partner to access the primary care physician market and to build and utilize a focused internal sales force that will market directly to early adopters such as, but not limited to, pulmonary medicine and infectious disease physicians.

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Revenue.   The Company had no revenue for the three months periods ended September 30, 2007 and 2006.

Research and development expense.   Research and development expenses decreased $1.9 million to $3.8 million for the three months ended September 30, 2007 compared to $5.7 million for the three months ended September 30, 2006.  We completed enrollment and released the results of the first of two pivotal Phase III trials during the second quarter of 2007. As a result, clinical trial expenses incurred during the third quarter of this year were $816,000 lower than the same quarter last year.  Concurrent to our clinical trials, in the second quarter of 2006, we initiated the bulk-scale manufacturing of the cethromycin Active Pharmaceutical Ingredient (“API”) as is required for inclusion in our cethromycin NDA.  The manufacturing process was successfully completed during the third quarter of this year and, as a result, costs related to manufacturing decreased $1.2 million as compared to the same period last year.  Expenses related to our study testing cethromycin’s efficacy in treating inhalation anthrax post-exposure for prophylaxis in non-human primates declined $66,000 during the third quarter as the study was completed in the second quarter of 2007.  These declines were offset by increases of $149,000 in research and development salaries and related benefits resulting from additional clinical personnel,  and $64,000 of expenses related to ALS-357 development program.  We believe that the majority of the remaining clinical trial costs will be incurred during the fourth quarter of this year with the conclusion of our second trial.  From that point forward our research and development expenses will shift from clinical trial and manufacturing based to NDA compilation and manufacturing of API to be used in our commercial launch. We estimate that the expense to complete the trials including the expense to compile and submit the NDA, but excluding milestones payable to Abbott is $6.8 million, of which the majority is expected to be recognized over the remainder of this year.  Milestones payable to Abbott total $40 million and are contingent upon the filing of the NDA, $10.0 million,  and approval of the NDA by the FDA, $30.0 million, and are expected to be recognized in 2008 and 2009, respectively.

General and administrative expense.   General and administrative expense increased $515,000 to $2.0 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.  Approximately $238,000 of the total increase was attributable to higher compensation costs of existing personnel as well as compensation for new employees in the legal and accounting functions that will manage the Company’s Sarbanes-Oxley compliance program.    Marketing expense related to the branding of cethromycin compound increased $199,000.  General corporate expenses increased $39,000.  Expenses related to our facilities increased $39,000 resulting from the expansion of our corporate offices to accommodate additional personnel which occurred during the fourth quarter of 2006.

Interest income.   Interest income decreased $349,000 to $117,000 for the three months ended September 30, 2007.  Interest income is derived through the investment of our IPO and private placement proceeds in money market funds, until they are used in operations.  The decrease in interest income reflects lower cash balances this quarter versus the same quarter the prior year.

Interest expense.   Interest expense decreased $4,000 to $117,000 for the three months ended September 30, 2007.

Nine months ended September 30, 2007 compared to six months ended September 30, 2006

Revenue.   The Company had no revenue for the nine months ended September 30, 2007 compared to $35,000 for the nine months ended September 30, 2006.  Revenue in 2006 resulted from a Phase I grant that was awarded in the third quarter of 2005.

Research and development expense.   Research and development expenses increased $10.1 million to $21.7 million for the nine months ended September 30, 2007 compared to $11.6 million for the nine months ended September 30, 2006.  Of the total increase in research and development expenses of $10.1 million, $4.5 million of this increase consists of the costs to conduct or pivotal Phase III clinical trials of our lead compound cethromycin, $4.1 million relates to the compilation of the cethromycin NDA and NDA directed studies, $1.0 million was incurred in our anthrax and ALS-357 development programs and $479,000 was incurred for general research and development expenses, including personnel costs.

General and administrative expense.   General and administrative expense increased $1.4 million to $5.4 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.   Approximately $820,000 of the total increase was attributable to higher compensation costs of existing personnel as well as compensation for new employees in the legal and accounting functions that will manage the Company’s Sarbanes-Oxley compliance program.  Marketing expense related to the branding of cethromycin increased $300,000.  Expenses related to our facilities increased $125,000 resulting from the expansion of our corporate offices to accommodate additional personnel which occurred during the fourth quarter of 2006.  General corporate expenses increased $138,000.

Interest income.   Interest income decreased $629,000 to $638,000 for the nine months ended September 30, 2007 due to lower cash balances in the current year.

Interest expense.   Interest expense decreased $44,000 to $350,000 for the nine months ended September 30, 2007.  In May of 2006 we restructured our line of credit from a variable rate based on Prime to a fixed rate of 6.75%.  As a result, the effective rate of interest on our line of credit decreased 1.8% which decreased our interest expense for the first nine months of 2007 as compared to the first nine months of 2006, by $44,000.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development and general and administrative expenses.  To date, we have not generated any revenues from the sale of products, and we do not expect to generate any such revenues for a number of years, if at all.  As a result, we have incurred an accumulated deficit of $94.1 million as of September 30, 2007 and we expect to incur significant operating losses for the foreseeable future.    Cash and cash equivalents was $6.4 million as of September 30, 2007.  Since our inception in 1999 to August 2005, we financed our operations primarily through debt and capital contributions from our founder and controlling stockholder and borrowings under our bank line of credit.  In August 2005 we completed our initial public offering in which we raised $28.7 million, net of underwriters discount and offering costs.  In March 2006 we completed a private placement in which we raised $33.4 million, net of underwriters discount and offering costs.  As of September 30, 2007 we had a working capital deficit of $5.1 million.

In September 2001, our Chief Executive Officer made a $2.0 million loan to us.  The loan accrues interest at the rate of 7.75%, compounded annually, and is due and payable on December 31, 2007.  The balance of the loan and accrued interest was $2.0 million as of September 30, 2007.

We have a $4.0 million line of credit with a local financial institution.  As of September 30, 2007, the line of credit had an outstanding balance of $3.9 million bearing interest of 6.75% per annum.  Interest is payable monthly, and the line of credit matures on January 1, 2008.  The line of credit is secured by substantially all the assets of the Company, excluding any rights that we have under of our license agreement with Abbott Laboratories for cethromycin.  The line of credit is also secured by 2.5 million shares of our common stock held by Flavin Ventures, LLC. (see Note 4 to the unaudited condensed consolidated financial statements).

During the nine months ended September 30, 2007, cash used in operating activities totaled $20.6 million.  Approximately $15.3 million was used for the development of cethromycin, $941,000 for Anthrax trials, $419,000 for research activities related to our proprietary portfolio of compounds and $3.9 million for general operations net of $685,000 in interest income.

Contractual Obligations

As of September 30, 2007, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of executed research, development and license agreements are as follows:

	Payments Due by December 31,
	2007	2008	2009	2010	2011	Total
Notes payable	$2,000,000	$3,915,000	$—	$—	$—	$5,915,000
Interest	140,626	2,842	1,633	304	—	145,405
Cethromycin development costs	3,542,000	5,200,000	—	—	—	8,742,000
Anthrax clinical studies	210,000	18,000	—	—	—	228,000
ALS-357 clinical supplies	77,000	125,000	—	—	—	202,000
Operating leases	60,243	160,648	—	—	—	220,891
Capital leases	1,653	7,259	8,468	4,350	—	21,730

Total	$6,031,522	$9,428,749	$10,101	$4,654	$—	$15,475,026

The above table does not include certain potential product based milestones under our license agreement with Abbott.  We will owe Abbott $10.0 million if we submit an NDA for cethromycin and $30.0 million if and when the FDA approves the NDA, which we estimate will occur in 2008 and 2009, respectively.   Thereafter, we would owe Abbott an additional $2.5 million upon reaching $200 million in aggregate net sales of cethromycin and $5.0 million upon reaching $400 million in aggregate net sales.  The periods in which milestone obligations become payable, if at all, are only estimates due to uncertainties associated with the completion of the clinical studies and related regulatory filings.

Our commitments under operating leases shown above consist of payments made to a related party relating to our facility lease in Woodridge, Illinois, which expires in September of 2008.

In the first nine months of 2007 we executed contracts totaling $4.1 million. Other contracts totaling $425,000 were executed after September 30, 2007, resulting in total contracts executed for 2007 of $4.5 million.  Of the total contracts executed, $3.0 million related to the compilation of our cethromycin NDA and NDA directed studies and $1.5 million related to clinical trials.  We anticipate executing additional contracts totaling $2.2 million related to our clinical development of cethromycin.  Of this amount, $2.0 million represents the costs we will incur to complete the pivotal Phase III pivotal clinical trials; $200,000 related to the compilation of our cethromycin NDA and NDA directed studies.

Remaining payments due under all existing and anticipated cethromycin development contracts, including anthrax studies, total $11.6 million and are expected to be made over the next six months.  The majority of these payments are milestone based.  The periods in which milestone obligations become payable are only estimates due to uncertainties in clinical trial completion timelines.

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

                Research and Development

                Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of our proprietary product portfolio.  All such costs are expensed as incurred.  Clinical trial costs incurred by third parties are expensed as the contracted work is performed.  We estimate both the total cost and time period of the trials and the percent completed as of that accounting date.  We believe that the estimates made as of September 30, 2007 are reflective of the actual expenses incurred as of that date.

                Stock-based Compensation

                We account for stock-based awards to employees and non-employees using the accounting provisions of Statement of Financial Accounting Standards No. 123(R) Share-based Payments which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation.  We use a Black-Scholes options-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred.  The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options.  Since the Company has a limited history of stock activity, expected volatility is based on historical data from several peer public companies with similar product portfolios to us.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected lives for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted.

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

PART II — OTHER INFORMATION

Item 5. Other Information

On November 14, 2007 the company issued the following press release:

Advanced Life Sciences Announces Third Quarter 2007 Financial Results

CHICAGO, IL, November 14, 2007/PRNewswire/: — Advanced Life Sciences Holdings, Inc. (Nasdaq: ADLS), a biopharmaceutical company engaged in the discovery, development and commercialization of novel drugs in the therapeutic areas of infection, cancer and respiratory diseases, today announced its financial results for the third quarter ended September 30, 2007.

The net loss for the three months ended September 30, 2007 was $5.8 million or a loss of $0.21 per share compared to $6.9 million or a loss of $0.24 per share for the three months ended September 30, 2006.  The lower net loss reflects decreased development expenses associated with the closing of two pivotal phase III clinical trials for cethromycin, CL-05 and CL-06.

“We are excited to be completing the clinical phase of development of cethromycin, said Michael T. Flavin, Ph.D., chairman and chief executive officer of Advanced Life Sciences.  “We had a very productive third quarter, wrapping up Trial CL-05, continuing our work toward the NDA submission for cethromycin, and furthering our discussions with prospective partners.  We have also been working to advance cethromycin as a treatment for inhalation anthrax and preparing ALS-357, a potential topical treatment for metastatic melanoma, toward clinical development.”

The company ended the third quarter of 2007 with cash totaling $6.4 million.

Operating Expense Analysis

•                  Research and development expenses for the three months ended September 30, 2007 totaled $3.8 million compared to $5.7 million for the comparable period ended September 30, 2006.  This decrease was attributable to the completion of Trial CL-06, the first of our two clinical trials, and related trial expenses, as well as a reduction in costs associated with the manufacture of drug product.

•                  Selling, general and administrative expenses were $2.0 million in the third quarter compared to $1.5 million for the same quarter of last year.   This increase was due primarily to higher compensation costs and increased costs associated with Sarbanes-Oxley compliance.

Third Quarter and Other Recent Achievements

•                  Released positive top line data from Trial CL-06, the first of two pivotal phase III clinical trials to assess the use of cethromycin as a treatment for community acquired pneumonia (CAP), in which cethromycin met all endpoints;

•                  Fielded and further developed interest from potential new regional commercial development partners;

•                  Completed API manufacturing and initiated stability testing to support the CMC requirements for the potential cethromycin NDA submission;

•                  Presented 11 posters on cethromycin at The American Society for Microbiology’s 47th Annual Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC) in Chicago — September 17 - 20 and the 45th Annual Meeting of the Infectious Disease Society of America (IDSA) in San Diego — October 4 - 7;

•                  Hosted satellite symposium on current treatment options for drug-resistant CAP at the ICAAC Conference;

•                  Announced commencement of collaboration with the National Institute of Allergy and Infectious Diseases (NIAID), the lead governmental institute supporting biodefense research, to evaluate cethromycin as a treatment for anthrax and other high-priority biodefense agents.

•                  Granted Orphan Drug status by the FDA for the use of ALS-357 for the topical treatment of metastatic melanoma

•                  Advanced development of ALS-357 with clinical materials manufactured and placed on stability for the Phase I/II melanoma program; and

•                  Held two Cethromycin National Advisory Board meetings, consisting of 10 thought leaders in the area of respiratory tract infections and antibiotic therapies.

-MORE-

Business Outlook for the Fourth Quarter 2007

•                  Release data from Trial CL-05, the second of two pivotal phase III clinical trials for the use of cethromycin to treat CAP;

•                  Advance negotiations with potential commercial partners for cethromycin;

•                  Conduct further NDA submission activities and pre-launch medical education programs relating to cethromycin as a treatment for CAP;

•                  Continue collaborations with NIAID and The U.S. Army Medical Research Institute for Infectious Diseases (USAMRIID) to explore cethromycin’s activity against high-priority bioterror agents; and

•                  Prepare to initiate the Phase I/II clinical trial of ALS-357 as a treatment for melanoma.

Financial Guidance for the Fourth Quarter of 2007

Advanced Life Sciences expects its fourth quarter 2007 cash requirements to fall within the range of $5.5 million to $6.0 million.  The Company will address its capital needs through the issuance of equity securities and/or by the receipt of payments that may result from the consummation of a commercial partnership for cethromycin.  Although management believes the Company could obtain such financing, there can be no assurances that such financing will be available in the future at terms acceptable to the Company, if at all.

Conference Call Details

Advanced Life Sciences will host a conference call and live webcast at 9:00 a.m. Eastern Time on Thursday, November 15, 2007 to discuss the company’s third quarter financial results.

The conference call will be webcast simultaneously over the Internet.  Please visit the Investor Relations section of Advanced Life Sciences’ website www.advancedlifesciences.com.  Alternatively, callers may participate in the conference call by dialing 866-510-0704 (domestic) or 617-597-5362 (international).  The passcode for the conference call is 57071751.  A telephone replay of the call will also be available for 48 hours.  Callers may access the telephone replay by dialing (domestic) 888-286-8010 or 617-801-6888 (international), passcode 51192916.

About Advanced Life Sciences

Advanced Life Sciences is a biopharmaceutical company engaged in the discovery, development and commercialization of novel drugs in the therapeutic areas of infection, cancer and inflammation.  The company’s lead candidate, cethromycin, is a novel once-a-day antibiotic in late-stage clinical development for the treatment of respiratory tract infections.

About Cethromycin

Advanced Life Sciences is developing cethromycin, a novel once-a-day antibiotic in response to the emerging bacterial resistance observed in the treatment of community acquired pneumonia (CAP).  Cethromycin has been tested in approximately 5,500 human subjects during clinical trials.

The company is currently conducting pivotal Phase III clinical trials of cethromycin for the treatment of mild-to-moderate CAP.  Advanced Life Sciences believes that cethromycin, if approved, would build upon the growing market opportunity in the antibiotic marketplace and address the critical need for antibiotics that overcome bacterial resistance.

-MORE-

Forward-Looking Statements

Any statements contained in this press release that relate to future plans, events or performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Except for historical information, the statements made in this press release are forward-looking statements about Advanced Life Sciences Holdings, Inc., including statements regarding the clinical trials and regulatory pathway of cethromycin.  Forward-looking statements represent our management’s judgment regarding future events and are accurate at the time they are made.  The Company does not undertake any obligations to update any forward-looking statements whether as a result of new information, future events or otherwise.  Our actual results could differ materially from those discussed herein due to several factors including the success and timing of our clinical trials and our ability to obtain and maintain  regulatory approval and labeling of our product candidates; our plans to develop and commercialize our product candidates; the loss of key scientific or management personnel; the size and growth of potential markets for our product candidates and our ability to serve those markets; regulatory developments in the U.S. and foreign countries; the rate and degree of market acceptance of any future products; the accuracy of our estimates regarding expenses, capital requirements, and our ability to access capital through partnerships, stock offerings and future revenues; our ability to obtain and maintain intellectual property protection for our product candidates; the successful development of our sales and marketing capabilities; the success of competing drugs that become available; and the performance of third party collaborators and manufacturers.  These and additional risks and uncertainties are detailed in the Company’s filings with the Securities and Exchange Commission.

###

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,429,484	$27,054,947
Prepaid insurance	357,219	380,083
Prepaid clinical trial expenses	2,160,667	2,364,512
Other prepaid expenses and deposits	131,718	273,572

Total current assets	9,079,088	30,073,114

PROPERTY AND EQUIPMENT:
Furniture and fixtures	221,418	250,308
Laboratory equipment	159,186	142,928
Computer software and equipment	242,707	231,022
Leasehold improvements	177,253	182,839

Total property and equipment–at cost	800,564	807,097
Less accumulated depreciation	(492,350)	(398,486)

Property and equipment–net	308,214	408,611

OTHER LONG-TERM ASSETS:
Deferred financing costs	6,626	26,502
Other assets	1,452	1,452

Total other long-term assets	8,078	27,954

TOTAL ASSETS	$9,395,380	$30,509,679

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,499,280	$1,011,396
Accrued clinical trial expenses	3,651,070	1,410,894
Other accrued expenses	639,014	226,881
Accrued interest payable	22,022	22,756
Short-term lease payable	8,024	19,437
Short-term grant payable	476,708	476,708
Short-term notes payable - related party	2,000,000	2,000,000
Short-term notes payable - net of $2,816 debt discount	3,912,184	—

Total current liabilities	14,208,302	5,168,072

Long-term lease payable	14,736	20,076
Long-term grant payable	23,292	23,292
Notes payable - net of $11,266 debt discount	—	3,903,734

Total liabilities	14,246,330	9,115,174

COMMITMENTS AND CONTINGENCIES:
Minority Interest	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.01 par value–60,000,000 shares authorized;
September 30, 2007 28,294,677 issued and outstanding; December 31, 2006 28,282,677 shares issued and outstanding;	282,947	282,827
Additional paid-in capital	88,922,093	88,370,853
Deficit accumulated during the development stage	(94,055,990)	(67,259,175)

Total stockholders’ equity (deficit)	(4,850,950)	21,394,505

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,395,380	$30,509,679

See notes to unaudited condensed consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Period From
					Inception
					(January 1, 1999)
	Three months ended September 30,		Nine months ended September 30,		Through
	2007	2006	2007	2006	September 30,2007
Revenue:
Management fees	$—	$—	$—	$—	$1,161,180
Grants	—	—	—	35,127	1,035,571
Royalty–related party	—	—	—	—	45,238

Total revenue	—	—	—	35,127	2,241,989

Expenses:
Research and development	3,838,184	5,730,269	21,722,174	11,569,685	70,857,523
Contracted research and development– related party	—	—	—	—	7,980,299
Selling, general and administrative	2,004,357	1,489,502	5,362,769	3,977,514	18,455,282

Total expenses	5,842,541	7,219,771	27,084,943	15,547,199	97,293,104

Loss from operations	(5,842,541)	(7,219,771)	(27,084,943)	(15,512,072)	(95,051,115)

Other (income) expense:
Interest Income	(117,332)	(466,475)	(638,396)	(1,267,433)	(2,562,528)
Interest expense	116,998	120,649	350,268	393,526	2,506,455
Gain on sale of interest in Sarawak Medichem Pharmaceuticals joint venture	—	—	—	—	(939,052)

Net other income	(334)	(345,826)	(288,128)	(873,907)	(995,125)

Net loss	(5,842,207)	(6,873,945)	(26,796,815)	(14,638,165)	(94,055,990)

Less accumulated preferred dividends for the period	43,750	43,750	131,250	131,250	1,451,042

Net loss available to common shareholders	$(5,885,957)	$(6,917,695)	$(26,928,065)	$(14,769,415)	$(95,507,032)

Basic and diluted net loss per share available to common shareholders	$(0.21)	$(0.24)	$(0.95)	$(0.57)

Weighted average number common shares outstanding- basic and diluted	28,294,677	28,268,247	28,292,150	25,962,479

See notes to unaudited condensed consolidated financial statements.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Number	Description

10.1	Amended and Restated Employment Agreement dated November 13, 2007 between Advanced Life Sciences, Inc. and Michael T. Flavin, Ph.D.

10.2	Amended and Restated Employment Agreement dated November 13, 2007 between Advanced Life Sciences, Inc. and John L. Flavin.

10.3	Amended and Restated Employment Agreement dated November 13, 2007 between Advanced Life Sciences, Inc. and R. Richard Wieland, II.

10.4	Amended and Restated Employment Agreement dated November 13, 2007 between Advanced Life Sciences, Inc. and Suseelan Pookote, Ph.D.

10.5	Amended and Restated Employment Agreement dated November 13, 2007 between Advanced Life Sciences, Inc. and Ze-Qi Xu, Ph.D.

10.6	Amended and Restated Employment Agreement dated November 13, 2007 between Advanced Life Sciences, Inc. and Patrick W. Flavin.

10.7	Amended and Restated Employment Agreement dated November 13, 2007 between Advanced Life Sciences, Inc. and David Eiznhamer, Ph.D.

10.8	Amended and Restated Employment Agreement dated November 13, 2007 between Advanced Life Sciences, Inc. and Michael J. Cogan.

10.9	Fourth Amendment to License Agreement dated November 13, 2007 by and between Abbott Laboratories and Advanced Life Sciences Holdings, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Life Sciences Holdings, Inc.

By:	/s/ Michael T. Flavin, Ph.D.

Michael T. Flavin, Ph.D.
Chairman of the Board, President
and Chief Executive Officer

By:	/s/ R. Richard Wieland II

R. Richard Wieland II
Executive Vice President and
Chief Financial Officer

Dated: November 14, 2007

EXHIBIT INDEX

Number	Description

10.1	Amended and Restated Employment Agreement dated November 13, 2007 between Advanced Life Sciences, Inc. and Michael T. Flavin, Ph.D.

10.2	Amended and Restated Employment Agreement dated November 13, 2007 between Advanced Life Sciences, Inc. and John L. Flavin.

10.3	Amended and Restated Employment Agreement dated November 13, 2007 between Advanced Life Sciences, Inc. and R. Richard Wieland, II.

10.4	Amended and Restated Employment Agreement dated November 13, 2007 between Advanced Life Sciences, Inc. and Suseelan Pookote, Ph.D.

10.5	Amended and Restated Employment Agreement dated November 13, 2007 between Advanced Life Sciences, Inc. and Ze-Qi Xu, Ph.D.

10.6	Amended and Restated Employment Agreement dated November 13, 2007 between Advanced Life Sciences, Inc. and Patrick W. Flavin.

10.7	Amended and Restated Employment Agreement dated November 13, 2007 between Advanced Life Sciences, Inc. and David Eiznhamer, Ph.D.

10.8	Amended and Restated Employment Agreement dated November 13, 2007 between Advanced Life Sciences, Inc. and Michael J. Cogan.

10.9	Fourth Amendment to License Agreement dated November 13, 2007 by and between Abbott Laboratories and Advanced Life Sciences Holdings, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.