Form 10-K
period 2007-12-31
Advanced Life Sciences Holdings, Inc.
filed 2008-02-19
CIK 1322734

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Period Ended: December 31, 2007
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

Registrant's telephone number: (630) 739-6744

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
☒  Yes ☐  No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes ☒  No

         The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 29, 2007 was approximately $49.9 million (based upon the closing price of $2.67 per common share as quoted on the Nasdaq National Market). The registrant has no outstanding non-voting stock. For purposes of this computation, it is assumed that the shares of voting stock held by directors and officers would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 29, 2007 was 18,702,813 shares.

         Total common stock outstanding as of February 15, 2008 was 38,502,987 shares.

Documents incorporated by reference

         Certain sections of the Registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders for the year ended December 31, 2007 (the "2008 Proxy Statement") are to be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year ended December 31, 2007 and are incorporated by reference into Part III of this Report.

ADVANCED LIFE SCIENCES HOLDINGS, INC
INDEX
Form 10-K

	PART I	Page
Item 1.	Business	2
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
	PART II
Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	27
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 8.	Financial Statements and Supplementary Data	35
	Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	36
	Consolidated Statements of Operations for the years ended December 31, 2007, 2006, 2005 and period from inception (January 1, 1999) through December 31, 2007	37
	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006, 2005 and period from inception (January 1, 1999) through December 31, 2007	38
	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, 2005 and period from inception (January 1, 1999) through December 31, 2007	39
	Notes to Consolidated Financial Statements	40
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	55
Item 9A.	Controls and Procedures	55
Item 9B.	Other Information	56
	PART III
Item 10.	Directors and Executive Officers of the Registrant	57
Item 11.	Executive Compensation	57
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	57
Item 13.	Certain Relationships and Related Transactions	57
Item 14.	Principal Accountant Fees and Services	57
	PART IV
Item 15.	Exhibits	58

PART I

Item 1.    Business.

        This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Advanced Life Sciences Holdings to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization timelines; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described in Item 1A "Risk Factors" in this annual report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

        The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report. In this annual report on Form 10-K, "we", "our" and "us" refer to Advanced Life Sciences Holdings, Inc. and its subsidiary included in the consolidated financial statements, except as otherwise indicated or as the context otherwise requires.

Overview

        We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs in the areas of infectious disease, oncology and inflammation. Using our internal discovery capabilities and our network of pharmaceutical and academic partners, we have assembled a promising pipeline of clinical and preclinical product candidates. The following is a summary of each of our primary programs:

  •
  Infectious Disease.  We have an exclusive worldwide license (excluding Japan) from Abbott Laboratories ("Abbott") to develop and commercialize cethromycin, a second generation, once-a-day antibiotic for the treatment of respiratory tract infections. In December 2005, we initiated our pivotal Phase III clinical program for the treatment of mild-to-moderate community acquired pneumonia ("CAP"), the indication for which we initially plan to seek Food and Drug Administration ("FDA") approval. In 2007, we successfully completed these two pivotal Phase III clinical trials. Cethromycin met its primary endpoint of demonstrating non-inferiority against its comparator, Biaxin, in both trials. Cethromycin has been tested in approximately 5,600 human subjects in clinical trials to date. Along with our clinical work in the treatment of mild-to-moderate community acquired pneumonia, we are collaborating with the National Institute of Allergy and Infectious Disease and the U.S. Army Medical Research Institute of Infectious Diseases to evaluate cethromycin's potential in preventing inhalation anthrax and other high-priority bioterror agents. In March 2007, the FDA designated cethromycin an Orphan Drug for the prophylactic treatment of patients exposed to inhalation anthrax. In May 2007, cethromycin was shown to be 100% protective against a lethal dose of inhaled anthrax in non-human primates.

  •
  Oncology.  ALS-357 is a compound that has shown evidence of anti-tumor activity against malignant melanoma in preclinical studies. Currently available therapies have not had significant success at prolonging survival for patients with melanoma that has spread beyond the primary growth site. We believe that ALS-357 has the potential for either a topical or systemic formulation. We have established an open investigational new drug application ("IND") for ALS-357 with the FDA and have developed the protocol for a Phase I/II escalating dose study for the topical treatment of cutaneous melanoma. In August 2007, the FDA designated ALS-357 an Orphan Drug for the topical treatment of metastatic melanoma. We have identified a contract research organization to carry out the trial and expect to begin enrollment in 2008. We intend to seek a partner to assist in the funding and advancement of this program.

  •
  Inflammation.  ALS-886 is a novel therapeutic in preclinical development for the treatment of inflammation-related tissue damage, including tissue damage associated with acute respiratory distress syndrome ("ARDS"). Patients suffering from ARDS have a high fatality rate, and there are currently only limited treatment options available. We have established an IND application for ALS-886 with the FDA. We expect that the first clinical study will involve approximately 40 patients to determine the safety profile of the compound in human subjects. We intend to seek a partner to assist in the funding and advancement of this program.

        In addition to the compounds summarized above, we have additional product candidates in preclinical development coming from our natural products-based chemistry platform. We have not received FDA approval for any of our product candidates. Our revenues to date have consisted solely of management fees and one-time or limited payments associated with our collaborations or grants. Our cumulative net loss was $99.6 million as of December 31, 2007, and we do not anticipate generating any revenue from the sale of cethromycin for the next several years. If we secure a commercial partnership as planned during 2008, milestones received as a result of the agreement could be recognized as revenue in 2008 depending on the underlying nature of the milestones. Since our inception in 1999, we have financed our operations primarily through public and private equity offerings, loans from our founder and borrowings under our bank line of credit. We will continue to do so until we are able to generate revenues from our product candidates, if ever.

Our Background

        In June 1999, MediChem Life Sciences ("MediChem"), our former parent, exchanged its investment in 100% of the outstanding common stock of ALS Inc. for nonvoting preferred stock issued by ALS Inc. affecting a spin-off of ALS Inc. Prior to the spin-off, Dr. Michael Flavin, the sole stockholder, owned 100% of MediChem and ALS Inc., then a wholly-owned subsidiary of MediChem. As a result of the spin-off, Dr. Flavin became the sole common stockholder of ALS Inc. MediChem holds 100% of the preferred stock of ALS Inc., which was issued in exchange for common stock held at the June 1999 spin-off.

        In August 2005, we completed the initial public offering ("IPO") of common stock in which we sold 6,400,000 shares of common stock to the public at $5.00 per share, resulting in gross proceeds of $32.0 million. We also completed a concurrent offering of 600,000 shares to Abbott in exchange for a $3.0 million reduction of a milestone payment obligation under our license agreement with Abbott. In September 2005, our underwriters exercised their option to purchase 100,000 shares to cover over-allotments resulting in additional gross proceeds of $500,000. In connection with these offerings, we paid approximately $2.3 million in underwriting discounts and incurred other offering expenses of approximately $1.5 million. The net cash proceeds from the offerings were approximately $28.7 million.

        In March 2006, we raised approximately $33.4 million, net of underwriting discounts and offering expenses, in connection with the issuance of 10,233,464 shares of our common stock and warrants to purchase an additional 5,116,732 shares of its common stock at an exercise price of $3.81 per share.

        In December 2006, we completed the sale of ALS Inc's 50% equity interest in Sarawak MediChem Pharmaceuticals ("SMP") to the Sarawak Government for $1.0 million. Upon the closing of the Stock Purchase Agreement, the Sarawak Government became the sole owner of SMP and its HIV-therapeutic candidate, Calanolide A. The net cash proceeds from the sale were approximately $940,000. In connection with the sale, we made customary representations and warranties and provided indemnification for losses not to exceed the purchase price of $1.0 million. The parties mutually agreed to waive any future legal claims otherwise arising out of the SMP joint venture.

        In December 2007, we raised approximately $17.9 million, net of underwriting discounts and offering expenses, in connection with the issuance of 10,191,083 shares of our common stock and warrants to purchase an additional 5,095,542 shares of our common stock at an exercise price of $2.15 per share.

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

  Maximize the Commercial Potential of Cethromycin

        We currently intend to focus a significant portion of our business efforts on the regulatory approval and commercialization of cethromycin for the treatment of mild-to-moderate community acquired pneumonia. Human clinical trials have been performed to determine the safety and efficacy of cethromycin in approximately 5,600 human subjects. We recently completed our pivotal Phase III clinical trials in November 2007 for the treatment of mild-to-moderate community acquired pneumonia using a 300 mg once-daily dosing regimen. We anticipate that a New Drug Application ("NDA") submission in this indication will occur in 2008.

        In addition to pursuing an NDA for mild-to-moderate community acquired pneumonia in pivotal Phase III clinical trials, we intend to evaluate opportunities for cethromycin in the treatment of other respiratory tract infections such as bronchitis, sinusitis, pharyngitis, as well as inhalation anthrax and other bioterror agents.

  Advance the Development of our Oncology and Inflammation Product Candidates as Funds are Available or Through a Partnership.

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

  Advance Commercial Strategy and Marketing Efforts

        For situations in which a large sales force is required to access the market, and for markets outside the United States, we generally plan to commercialize our product candidates through a variety of collaboration arrangements with leading pharmaceutical companies and contract sales organizations. We will consider retaining U.S. marketing and sales rights or co-promotion rights for certain of our products that we believe can be marketed through a focused sales force targeting specialists and high patient volume physicians.

Our Lead Program

        In December 2004, Abbott Laboratories granted us an exclusive worldwide license, except in Japan, to commercialize cethromycin, our most advanced product candidate. Cethromycin is a second generation once-a-day oral antibiotic from the ketolide-class used in the treatment of respiratory tract infections. We are initially developing cethromycin as a treatment for mild-to-moderate community acquired pneumonia and have recently completed Phase III clinical development in this indication. Over the last decade, the rapid rise in severe and fatal infections caused by antibiotic-resistant bacteria has posed a serious threat to public health. There is a need to discover new antibiotics that are effective against resistant bacteria. As a new class of antibiotics, ketolides have shown activity against penicillin- and macrolide-resistant Gram-positive pathogens. Cethromycin has demonstrated activity toward drug-resistant Streptococcus pneumoniae and Haemophilus influenzae, two of the pathogens commonly found in mild-to-moderate community acquired pneumonia, when compared to the published data on antibiotics currently on the market. Cethromycin has also shown in vitro evidence of an extended post-antibiotic effect, meaning that the suppression of bacterial growth persists in the absence of measurable antibiotic concentration. Prior to our acquisition of cethromycin, six Phase III clinical trials had been completed by Abbott for the treatment of respiratory tract infections, and cethromycin demonstrated a clinical cure rate as high as 93% for subjects with mild-to-moderate community acquired pneumonia. We were able to reproduce similar results in our two pivotal Phase III trials in CAP, which reported per protocol clinical cure rates of 94.0% in trial CL-05 (comparator, Biaxin, was 93.8%) and 91.5% in trial CL-06 (comparator, Biaxin, was 95.9%). Looking at the pooled results, per protocol clinical cure rates were 92.8% for cethromycin and 94.9% for Biaxin. This gives a confidence interval of [-5.4, +1.2]. Cethromycin was well-tolerated with the most common adverse events being taste disturbance (cethromycin 9.3%, Biaxin 4.0%), diarrhea (cethromycin 4.7%, Biaxin 4.4%), nausea (cethromycin 3.6%, Biaxin 2.6%) and headache (cethromycin 2.7%, Biaxin 4.6%). There were no serious drug-related events. These results were well in line with current FDA guidelines for non-inferiority trials in CAP. A total of 1,106 patients were enrolled in the two studies. In February 2008, we announced the results from Trial CL07-001, a thorough QT study of cethromycin. This study was conducted to evaluate the cardiac safety of cethromycin. The FDA usually requires thorough QT studies for all new chemical entities because prolongation in QT interval (corrected for changes in heart rate, or QTc) may signify an increased risk of developing cardiac arrhythmias. Trial CL07-001 evaluated the potential of cethromycin to cause a prolongation in electrocardiographic QT interval in accordance with FDA and ICH E14 guidance. Trial CL07-001 was a double-blind, randomized, parallel study in which cethromycin, given at a therapeutic dose (300 mg once-daily for 5 days) and supratherapeutic dose (900 mg once daily for 5 days) was compared to placebo and moxifloxacin in 238 healthy adult volunteers. At the therapeutic and supratherapeutic doses, cethromycin showed no signal of any electrocardiographic effects and hence supported its favorable cardiac safety profile. We are currently aggregating these most recent results into a comprehensive NDA filing which we expect to submit to the FDA during 2008.

  Market Overview

        Bacterial infections occur when bacteria that naturally exist in the body, or that are acquired through inhalation, ingestion or direct penetration, are not controlled by the normal immune defense system. These uncontrolled bacteria can multiply and either excrete toxins or provoke the immune system to mount a response, in either case damaging tissue. Antibiotics work by binding to specific targets in a bacterial pathogen, thereby inhibiting a function that is essential to the pathogen's survival. Many antibiotics were developed and introduced into the market during the 1970s and 1980s and have proven to be effective in treating most bacterial infections. We believe this historic efficacy prompted pharmaceutical companies to shift their resources to other areas of drug discovery and development. As a result, very few antibiotics from new chemical classes have been introduced in the last several years.

        Antibiotic resistance is widely considered a significant threat to public health, and the problem continues to worsen. The Centers for Disease Control continues to report on new strains of bacteria that are resistant to one or more antibiotics currently on the market. The increasing prevalence of drug-resistant bacteria has led to prolonged illnesses and hospitalizations, increased healthcare costs and significantly higher mortality rates. As a result, there is a strong demand for new treatments that are more effective against resistant strains and do not show potential for inducing the rapid development of additional resistant strains. We do not believe that this demand for new antibiotic therapies is being met by large pharmaceutical companies because of a shift in research and development focus in these companies toward chronic conditions that require sustained medication over long periods of time.

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

  Current Treatment Options and Limitations

        Until recently, there have been three main classes of antibiotics prescribed for respiratory tract infections such as mild-to-moderate community acquired pneumonia. These are semi-synthetic penicillins (also known as beta-lactams), such as Augmentin® (amoxicillin and clavulanate potassium) sold by GlaxoSmithKline; macrolides, such as erythromycin or Zithromax® (azithromycin) sold by Pfizer; and fluoroquinolones, such as Cipro® (ciprofloxacin) sold by Bayer. Penicillins, macrolides and fluoroquinolones have all been shown to have certain shortcomings with respect to the treatment of respiratory tract infections. Studies have shown that, in the United States, approximately 26% of Streptococcus pneumoniae isolates, the most common pathogens that cause respiratory tract infections such as mild-to-moderate community acquired pneumonia, are resistant to macrolides. In addition, numerous reports in the medical literature have noted the emergence of penicillin-resistant pneumococci. The wide use of fluoroquinolones increases the potential for development of bacterial resistance, cross-resistance to the same or other classes of antibiotics as well as promotes Clostridium difficile associated disease ("CDAD").

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

ALS Solution

        We are developing cethromycin, a second generation once-a-day antibiotic from the ketolide class, in response to the emerging antibiotic resistance observed in the treatment of mild-to-moderate community acquired pneumonia. Prior to the initiation of our clinical trials, cethromycin had been tested by Abbott in approximately 4,400 human subjects during clinical trials. As of November 2007, we successfully completed two pivotal Phase III clinical trials of cethromycin for the treatment of mild-to-moderate community acquired pneumonia. We also intend to evaluate opportunities for cethromycin in the treatment of other respiratory tract infections such as bronchitis, sinusitis and pharyngitis.

        Based on publicly available data regarding current antibiotic compounds, we believe that there is a potential opportunity for further development of cethromycin in the treatment of respiratory tract infections for a number of reasons:

  •
  cethromycin has shown higher in vitro potency and a broader range of activity than macrolides against Gram-positive bacteria associated with respiratory tract infections;

  •
  cethromycin appears to be clinically effective against penicillin- and macrolide-resistant bacteria;

  •
  cethromycin has a mechanism of action, unique to ketolides, that may slow the onset of future resistance;

  •
  cethromycin has shown specific activity against Gram-positive pathogens, unlike fluoroquinolones, while leaving normally-present Gram-negative bacteria undisturbed;

  •
  cethromycin has shown in vitro evidence of extended post-antibiotic effects against the pathogens commonly seen in respiratory tract infections; and

  •
  cethromycin, unlike Ketek®, has not demonstrated visual disturbance side effects in clinical trials.

        We believe that cethromycin, if approved, would address a growing need in the marketplace to overcome bacterial resistance.

Abbott Laboratories Collaboration

        In December 2004, we entered into an agreement with Abbott Laboratories under which we acquired from Abbott a license to certain patent applications, patents and proprietary technology relating to cethromycin. Under the terms of the agreement we paid $13.0 million in license fees and milestones and issued 1,722,569 shares of our common stock to Abbott. We will owe Abbott $10.0 million if we submit an NDA and $30.0 million if and when the FDA approves the NDA. We also agreed to pay to Abbott $2.5 million upon cethromycin reaching $200 million in aggregate net sales and $5.0 million upon the drug reaching $400 million in aggregate net sales. Finally, we will owe Abbott royalty payments of 19% on the first $100 million of aggregate net sales of cethromycin, 18% on net sales once aggregate net sales exceed $100 million but are less than $200 million, and 17% on all net sales once aggregate net sales exceed $200 million.

        The term of the agreement commenced on December 13, 2004 and continues until the expiration of the last patent licensed under the agreement, unless the agreement is otherwise terminated. The primary patent licensed under the agreement, used by us in connection with cethromycin, expires in the U.S. on September 4, 2016, and in most foreign countries or jurisdictions on September 2, 2017, all subject to any term restoration that may be granted for the time necessary for regulatory approval in each respective jurisdiction. Upon the expiration of the license agreement, we maintain a non-exclusive, perpetual and irrevocable license to use Abbott's proprietary technology and other types of information directly related or used in connection with cethromycin and its manufacture into pharmaceutical products without any further payment obligations to Abbott, except for those payment obligations accruing prior to such expiration. The agreement may be terminated by either party on 30 days notice if the other party ceases its business operations or if the other party passes a resolution or a court of competent jurisdiction makes an order for winding up its business. Either party may also terminate the agreement for material breach if not cured within 90 days of notice or if not cured within 30 days of notice if the breach relates to a payment provision. Finally, we have the right to sublicense our rights under the agreement at our discretion.

Other Collaborations and License Agreements

        In addition to our collaboration with Abbott Laboratories, we have entered into a number of license agreements for intellectual property and other rights needed to develop our products.

        University of Illinois at Chicago.    In 1999, we acquired an exclusive worldwide license, under patent rights and know-how controlled by UIC, to develop, make, use and sell ALS-357 and related compounds to treat melanoma and other forms of cancer. In consideration for this license, we paid an upfront license fee of $15,000 upon the execution of the agreement. We are also obligated to make up to $135,000 in aggregate milestone payments upon the achievement of various development and commercialization milestones for each of ALS-357 and any other compound developed by us under the licensed technology. To date, we have paid $10,000 in milestone payments which resulted from an IND for ALS-357 filed with the FDA in December 2004. Under the terms of the agreement, we are obligated to reimburse UIC for past patent preparation, filing and prosecution expenses, and have agreed to reimburse UIC for similar expenses related to foreign patents throughout the term of the agreement. To date we have paid UIC approximately $477,000 for patent reimbursement. In addition, we agreed to pay royalties equal to 6% of net sales to UIC based on sales of licensed products by us, our affiliates and sublicensees, as well as a percentage of all other income we receive from sublicensees, but in any event, a minimum royalty of $5,000 annually once commercial sales commence.

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

        Argonne National Laboratory.    In 2003, we acquired an exclusive license, under patent rights and know-how controlled by Argonne National Laboratory, to develop, make, use and sell in the United States and its territories a class of peptides and related compounds to inhibit the formation of amyloid fibrils. These fibrils are implicated in a number of diseases such as Alzheimer's disease and amyloidosis. In consideration of this license, we agreed to pay royalties to Argonne equal to 4% of net sales of licensed products by us, our affiliates and sublicensees, as well as 10% of any benchmark or milestone fees we receive from sublicensees. We also agreed to reimburse Argonne for the cost of ongoing patent prosecution and maintenance. The license is subject to certain reserved rights for the U.S. Government based on Federal statutes, including the Government's right to develop, make, use, and sell the amyloid inhibiting peptides pursuant to any treaties or agreements with foreign governments that the U.S. Government may enter, and the Government's right to require us to sublicense the rights granted in certain limited circumstances. We are obligated to provide at least one half-time employee to this project until completion of Phase I clinical trials. Argonne has the right to terminate the agreement if due diligence requirements, including the devotion of one half-time employee, are not met.

Intellectual Property

  Patents and Trade Secrets

        We have assembled a broad intellectual property ("IP") portfolio encompassing the use, methods of preparation and methods of manufacture for our product candidates in the areas of infectious disease, oncology and inflammation. We currently have exclusive access to 42 issued U.S. and international patents. In addition, 10 U.S. and international patent applications have been filed and are in various stages of processing.

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

        There are also a number of companies working to develop new drugs and other therapies for these diseases that are undergoing clinical trials. The key competitive factors affecting the success of all of our product candidates are likely to be their efficacy, safety, price and convenience. See "Risk Factors—We will face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively."

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

  U.S. Government Regulation

        In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and implementing regulations. If we fail to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA's refusal to approve pending applications, withdrawal of an approval, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us.

        The steps required before a drug may be marketed in the United States include:

  •
  preclinical laboratory tests, animal studies and formulation studies under the FDA's good laboratory practices regulations;

  •
  submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;

  •
  adequate and well-controlled clinical trials in accordance with FDA good clinical practice regulations, to establish the safety and efficacy of the product for each indication;

  •
  submission to the FDA of an NDA;

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, ("cGMP"); and

  •
  FDA review and approval of the NDA.

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

        Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent Institutional Review Board before it can begin. Phase I clinical trials usually involve the initial introduction of the investigational drug into humans to evaluate the product's safety, dosage tolerance and pharmacodynamics and, if possible, to gain an early indication of its effectiveness.

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

        Under the Pediatric Research Equity Act of 2003 NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. In most cases, the NDA must be accompanied by a substantial user fee.

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

        After regulatory approval of a product is obtained, we are required to comply with a number of post-approval requirements. For example, as a condition of approval of an application, the FDA may require post-marketing testing and surveillance to monitor the product's safety or efficacy. In addition, holders of an approved NDA are required to report certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes numerous procedural and documentation requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other regulations.

        We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product, or the failure to comply with requirements, may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary or FDA-initiated action that could delay further marketing. Newly discovered or developed safety or efficacy data may require changes to a product's approved labeling, including the addition of new warnings and contraindications. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

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

Employees

        As of December 31, 2007, we employed 31 people of which there are 14 in research and 17 in administration. Our employees are not represented by any collective bargaining agreements and we believe our employee relations are good.

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

        Regulatory requirements for approval of antibiotics may change in a manner that requires us to conduct additional clinical trials, which may delay or prevent commercialization of cethromycin. Historically, the FDA and foreign regulatory authorities have not required placebo-controlled clinical trials for approval of antibiotics but instead have relied on non-inferiority studies. In a non-inferiority study, a drug candidate is compared with an approved antibiotic treatment and it must be shown that the product candidate is not less effective than the approved treatment. After consultation with the FDA, we designed our pivotal Phase III clinical trials of cethromycin for the treatment of mild-to-moderate community acquired pneumonia as non-inferiority studies. It appears, based on recent pronouncements by the FDA, that any requirement to conduct placebo-controlled studies will be limited to self-resolving diseases such as acute bacterial sinusitis (ABS) and acute bacterial exacerbation of chronic bronchitis (ABECB) and acute bacterial otitis media (ABOM) and will not apply to mild-to-moderate community acquired pneumonia. However, we cannot provide any assurance that the FDA will not require placebo-controlled trials to demonstrate the superiority of cethromycin to placebo before considering the approval of cethromycin for the treatment of mild-to-moderate community acquired pneumonia. Further, FDA Advisory Panel meetings discussing antibiotic drug approvals may result in the heightened scrutiny of cethromycin for the treatment of mild-to-moderate community acquired pneumonia.

Our business would be materially harmed if we fail to obtain FDA approval of a new drug application for cethromycin.

        We anticipate that our ability to generate any significant product revenues in the near future will depend solely on the successful development and commercialization of cethromycin, our most advanced product candidate. The FDA may not approve in a timely manner, or at all, any NDA that we submit. If we are unable to submit an NDA for cethromycin or any other product candidate, or if any NDA we submit is not approved by the FDA, we will be unable to commercialize that product in the United States and our business will be materially harmed. The FDA can and does reject NDAs, and often requires additional clinical trials, even when product candidates performed well or achieved favorable results in large-scale Phase III clinical trials. The FDA imposes substantial requirements on the introduction of pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years and may vary substantially based upon the type and complexity of the pharmaceutical product. A number of our product candidates are novel compounds, which may further increase the period of time required for satisfactory testing procedures.

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

We may not be able to continue as a going concern or fund our existing capital needs.

        Our independent registered public accounting firm included an explanatory paragraph in the report on our 2007 financial statements related to the uncertainty in our ability to continue as a going concern. We do not have sufficient cash on-hand or other funding available to meet our obligations if we submit the NDA for cethromycin thereby triggering a $10 million milestone to Abbott Laboratories. The inability to fund the milestone payment using existing cash reserves raises substantial doubt about our ability to continue as a going concern. Although we recently completed a private placement providing us with gross proceeds of $20 million and intend to secure a commercial partnership in 2008 that would provide additional capital to fund the Abbott milestone, there can be no assurance that we will be able to secure a commercial partnership or obtain adequate capital funding in the future to continue operations and implement our strategy, which would have an adverse effect on our business and operations and likely cause our investors' investment in us to decline.

We are at an early stage of development and may never attain product sales.

        We have not received approval for any of our product candidates from the FDA. Any compounds that we discover or in-license will require extensive and costly development, preclinical testing and/or clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidate, cethromycin, and any other compounds we discover, develop or in-license, may never be approved for commercial sale. The time required to attain product sales and profitability is lengthy and highly uncertain, and we cannot assure you that we will be able to achieve or maintain product sales.

        We expect our net operating losses to continue for at least several years, and we are unable to predict the extent of future losses or when we will become profitable, if ever.

        We have incurred significant net losses since our formation in 1999. We have incurred an accumulated deficit of $99.6 million as of December 31, 2007. Our operating losses are due in large part to the significant research and development costs required to identify, validate and license potential product candidates, conduct preclinical studies and conduct clinical trials of our more advanced product candidates. To date, we have generated only limited revenues, consisting of management fees and one-time or limited payments associated with our collaborations or grants, and we do not anticipate generating any significant revenues for at least the next several years, if ever. We expect to increase our operating expenses over the next several years as we plan to:

  •
  prepare for the commercial development of cethromycin;

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

        In December 2004, we entered into a license agreement with Abbott Laboratories for certain patent applications, patents and proprietary technology relating to cethromycin. We have also entered into a number of license agreements for intellectual property and other rights needed to develop our product candidates that are in earlier stages of development. Our primary collaborators other than Abbott include the University of Illinois at Chicago, Argonne National Laboratory and Baxter International. A description of our agreements with collaborators can be found under the headings "Business—Abbott Laboratories Collaboration" and "Business—Other Collaborations and License Agreements" in Part I, Item 1 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Our collaborations generally present additional risks to our business, such as the risk that our collaborators encounter conflicts of interest to their arrangements with us, inadequately defend our intellectual property rights or develop other products that compete with us. Our ability to generate any significant product revenues in the near future will depend solely on the successful commercialization of cethromycin. If for any reason we are unable to realize the expected benefits of our license agreement with Abbott, or under any of our other collaborations, then our business and financial condition may be materially harmed.

Our collaborators and third party manufacturers may not be able to manufacture our product candidates, which would prevent us from commercializing our product candidates.

        To date, each of our product candidates has been manufactured by our collaborators and third party manufacturers for preclinical and clinical trials. If any of our product candidates is approved by the FDA or other regulatory agencies for commercial sale, we will need third parties to manufacture the product in larger quantities. Due to factors beyond our control, our collaborators and third party manufacturers may not be able to increase their manufacturing capacity for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to increase the manufacturing capacity for a product candidate successfully, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our product candidates require precise, high-quality manufacturing. The failure of our collaborators and third party manufacturers to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business.

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

        Our pivotal Phase III clinical trials for cethromycin were limited to the treatment of mild-to-moderate community acquired pneumonia. We also intend to pursue opportunities for cethromycin in the treatment of other respiratory tract infections such as bronchitis, sinusitis, pharyngitis and inhalation anthrax. There are several classes of antibiotics that are primary competitors for the treatment of one or more of these indications, including:

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

        Abbott Laboratories conducted four pivotal Phase III comparator trials for cethromycin in treating bronchitis and pharyngitis at a dosing level of 150 mg once-daily. Each of these trials failed to establish non-inferiority against comparator antibiotics. While we believe that the negative outcomes of the Abbott comparator trials were related to dosing levels, we may be incorrect. The failure to meet primary endpoints in the Abbott trials may not have been dose related, but rather a result of the compound's lack of sufficient clinical efficacy. Clinical trials using a 300 mg once-daily regimen are also likely to increase the occurrence of adverse side effects. Even if we receive FDA approval to market cethromycin for the treatment of mild-to-moderate community acquired pneumonia, our failure to expand cethromycin into other indications would harm our ability to generate revenues in the future.

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

  •
  pricing and cost effectiveness;

  •
  the effectiveness of our or our collaborators' sales and marketing strategy;

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

        In addition, the commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial. If we are unable to enroll a sufficient number of microbiologically evaluable patients, the clinical trials for our product candidates could be delayed until sufficient numbers are achieved.

If we fail to obtain regulatory approvals in other countries for our product candidates under development, we will not be able to generate revenues in such countries.

        In order to market our products outside of the United States, we must comply with numerous and varying regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval in the United States. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. The risks involved in the non-U.S. regulatory approval process, as well as the consequences for failing to comply with applicable regulatory requirements, generally include the same considerations as in the United States. A description of U.S. regulatory considerations can be found under the section entitled "—Our business would be materially harmed if we fail to obtain FDA approval of a new drug application for cethromycin."

We will face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

        We are a development stage company with 31 employees. Most of our competitors, such as Pfizer, GlaxoSmithKline and Bayer, are large pharmaceutical companies with substantially greater financial, technical and human resources than we have. The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover or develop will compete with existing therapies if we receive marketing approval. Because of their significant resources, our competitors may be able to use discovery technologies and techniques, or partnerships with collaborators, in order to develop competing products that are more effective or less costly than the product candidates we develop. This may render our technology or product candidates obsolete and noncompetitive. Academic institutions, government agencies and other public and private research organizations may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors.

        As a company, our only experience in conducting Phase III clinical trials is for our cethromycin development program. Our competitors may succeed in obtaining FDA or other regulatory approvals for product candidates more rapidly than us. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before we do may achieve a significant competitive advantage, including certain FDA marketing exclusivity rights that would delay or prevent our ability to market certain products. Any approved drugs resulting from our research and development efforts, or from our joint efforts with our existing or future collaborative partners, might not be able to compete successfully with our competitors' existing or future products.

Off-label promotion of our products could result in substantial penalties.

        If any of our product candidates receive marketing approval, we will only be permitted to promote the product for the uses indicated on the label cleared by the FDA. Our pivotal Phase III clinical trials of cethromycin are for the treatment of mild-to-moderate community acquired pneumonia, although we believe that cethromycin may have other applications in bronchitis, pharyngitis, sinusitis and inhalation anthrax. If we request additional label indications for cethromycin or our other product candidates, the FDA may deny those requests outright, require extensive clinical data to support any additional indications or impose limitations on the intended use of any approved products as a condition of approval. U.S. Attorneys' offices and other regulators, in addition to the FDA, have recently focused substantial attention on off-label promotional activities and have initiated civil and criminal investigations related to such practices. If it is determined by these or other regulators that we have promoted our products for off-label use, we could be subject to fines, legal proceedings, injunctions or other penalties.

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

        Our success will depend to a large degree on our own, our licensees' and our licensors' ability to obtain and defend patents for each party's respective technologies and the compounds and other products, if any, resulting from the application of such technologies. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims that will be allowed or maintained, after challenge, in our or other companies' patents.

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

Prescription drug coverage legislation and future legislative or regulatory reform of healthcare systems in the United States and overseas could limit future revenues from our product candidates.

        In the United States, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to market and sell our product candidates profitably. In particular, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "2003 Act") and Medicare Part D, which was established pursuant thereto in January of 2006, grant responsibility to reimburse the cost of drugs and broad discretion on which drugs should be covered and to what extent to the Centers for Medicare and Medicaid Services, or CMS, the agency within the Department of Health and Human Services that administers Medicare. Additionally there is some likelihood of further reform of the United States health care system, and changes in reimbursement policies or health care cost containment initiatives that limit or restrict reimbursement for our products may cause our revenues to decline.

        In addition, in some foreign countries, particularly countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. This may affect our revenues both overseas and domestically, as the 2003 Act requires the Secretary of the U.S. Department of Health and Human Services to promulgate regulations allowing drug reimportation from Canada into the United States under certain circumstances. These provisions will become effective only if the Secretary certifies that such imports will pose no additional risk to the public's health and safety and result in significant cost savings to consumers. To date, the Secretary has made no such finding, but he could do so in the future. Proponents of drug reimportation may also attempt to pass legislation that would remove the requirement for the Secretary's certification or allow reimportation under circumstances beyond those anticipated under current law. If legislation is enacted, or regulations issued, allowing the reimportation of drugs, it could decrease the reimbursement we receive for any products that we may commercialize, negatively affecting our anticipated revenues and prospects for profitability.

We will need to increase the size of our organization, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.

        We are currently a development stage company with 31 employees. We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our research, development and commercialization effort. To manage any growth, we will be required to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully manage the expansion of our operations or operate on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

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

        The cost of public company compliance with the securities laws and regulations is substantial and recently enacted and proposed changes to these laws and regulations will further increase our general and administrative expenses.

        As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2008 although the SEC has recently introduced, but not finalized, regulations that would delay the initial auditor attestation report to our fiscal year ending December 31, 2009. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2008 and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

        In addition, the changes in securities laws and regulations may make it more difficult and more expensive for us to maintain directors and officers liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments also could make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly with regard to our audit committee.

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

Item 3.    Legal Proceedings.

        None.

Item 4.    Submissions of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is listed on the Nasdaq Capital Market under the symbol ADLS. The following table provides the high and low sales prices as reported by NASDAQ for the periods indicated.

2007	High	Low
First Quarter	$3.11	$2.31
Second Quarter	3.97	2.24
Third Quarter	2.82	1.29
Fourth Quarter	2.85	1.55
2006	High	Low
First Quarter	$4.24	$2.98
Second Quarter	3.64	2.31
Third Quarter	3.25	2.70
Fourth Quarter	3.75	2.13

        As of February 15, 2008, there were approximately 45 shareholders of record of our common stock.

Dividends

        We have neither declared nor paid dividends on our common stock or the preferred stock of our subsidiary, Advanced Life Sciences, Inc., since our inception and do not plan to pay dividends in the foreseeable future. Any determination in the future to pay cash dividends will depend on our financial condition, capital requirements, result of operations, contractual limitations and other factors deemed relevant by our Board of Directors. As of December 31, 2007, cumulative accrued undeclared dividends on our subsidiary's preferred stock totaled approximately $1.5 million.

Recent Sales of Unregistered Securities

        None.

Item 6.    Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

						Period from Inception (January 1, 1999) to December 31, 2007
	Years ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Revenue	$—	$39,788	$121,451	$319,780	$180,427	$2,241,989
Operating expenses
Research and development(1)	25,735,759	17,202,113	3,121,616	25,661,868	1,362,255	82,851,407
Selling, general and administrative	6,839,575	5,457,395	3,237,997	1,649,953	1,198,722	19,932,088

Loss from operations	(32,575,334)	(22,619,720)	(6,238,162)	(26,992,041)	(2,380,550)	(100,541,506)
Interest income	(717,884)	(1,651,916)	(272,216)	—	—	(2,642,016)
Interest expense	466,963	511,884	478,300	194,877	170,938	2,623,150
Gain on disposal(2)	—	(939,052)	—	—	—	(939,052)

Net other (income) expense	(250,921)	(2,079,084)	206,084	194,877	170,938	(957,918)
Net loss	(32,324,413)	(20,540,636)	(6,444,246)	(27,186,918)	(2,551,488)	(99,583,588)
Less accumulating preferred dividends of subsidiary for the period	175,000	175,000	175,000	175,000	175,000	1,494,792

Net loss allocable to common shareholders	$(32,499,413)	$(20,715,636)	$(6,619,246)	$(27,361,918)	$(2,726,488)	$(101,078,380)

Basic and diluted loss per common share(3)	$(1.12)	$(0.78)	$(0.49)	$(13.27)	$(1.72)
Weighted average shares outstanding(3)	28,910,041	26,546,785	13,610,694	2,062,351	1,588,000

Consolidated Balance Sheet Data:	2007	2006	2005	2004	2003
Cash and cash equivalents	$18,324,991	$27,054,947	$15,224,932	$194,555	$61,203
Total assets	19,911,542	30,509,679	16,021,910	1,015,932	255,127
Long-term debt, less current portion	5,915,000	3,923,810	5,905,634	2,027,279	2,000,000
Total liabilities(4)	12,250,568	9,115,174	7,726,173	19,289,733	2,661,806
Deficit accumulated during development stage	(99,583,588)	(67,259,175)	(46,718,539)	(40,274,293)	(13,087,375)
Total stockholders equity (deficit)	$7,660,974	$21,394,505	$8,295,737	$(18,273,801)	$(2,406,679)

(1)
Amount for 2004 includes approximately $24.5 million of in-process research and development expense related to compounds licensed from Abbott Laboratories in December 2004. See Note 12 to the consolidated financial statements.

(2)
Amount for 2006 results from sale of ALS Inc.'s 50% interest in Sarawak MediChem Pharmaceuticals. See Note 3 to the consolidated financial statements.

(3)
Amounts for 2003 and 2004 have been restated to give effect to a 3.97-to-1 stock split authorized in June of 2005. See Note 1 to the consolidated financial statements.

(4)
Amount for 2004 includes $14.0 million in payments made in 2005 under our license agreement with Abbott Laboratories executed in December 2004. See Note 12 to the consolidated financial statements.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those set forth under the section entitled "Risk Factors" and elsewhere in this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

        We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs in the areas of infectious disease, oncology and inflammation. Using our internal discovery capabilities and our network of pharmaceutical and academic partners, we have assembled a promising pipeline of clinical and preclinical product candidates. Our most advanced product candidate, cethromycin, is a second generation once-a-day oral antibiotic that recently completed pivotal phase III clinical trials in community acquired pneumonia ("CAP") and in Phase III clinical development for the treatment of respiratory tract infections. We also have product candidates in earlier stages of development for the treatment of indications including inflammation-related tissue damage and malignant melanoma.

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

        Since our inception, we have incurred net losses each year. Our net loss for the year ended December 31, 2007 was $32.3 million. As of December 31, 2007, we had an accumulated deficit of $99.6 million. Our operations to date have been funded principally through proceeds from our initial public offering, our private placements in March 2006 and December 2007, debt and capital contributions made principally by our founder and Chief Executive Officer and borrowings under our bank line of credit. We currently do not have sufficient cash or other funding available to complete our anticipated business activities during 2008 if we submit our cethromycin NDA without securing a commercial partnership that provides additional capital. As a result, there is significant doubt about our ability to continue as a going concern.

        In December 2007, we raised approximately $17.9 million, net of underwriting discounts and offering expenses, in connection with the issuance of 10,191,083 shares and warrants to purchase 5,095,542 shares of our common stock at $1.96 per share. The exercise price of the warrants is $2.15 per share and they expire in December 2012.

        In December 2005, we initiated two pivotal Phase III clinical trials for cethromycin which compared cethromycin with standard of care therapies for CAP in the United States, Canada, Europe, South America and South Africa. Each trial sought to demonstrate statistical non-inferiority to a comparator using a 95% confidence interval. Clinical cure rate served as the primary endpoint in each trial with bacteriological eradication serving as the secondary endpoint.

        We completed the two pivotal Phase III clinical trials during 2007. In each trial, cethromycin achieved non-inferiority in its primary endpoint of per protocol clinical cure rate compared to Biaxin ® (clarithromycin) in CAP. Cethromycin was evaluated using a 300 mg once-daily dosing regimen compared to 250 mg twice-daily dosing for Biaxin ®, both over a seven-day course of therapy. No drug-related serious adverse events were observed in any study subject. Liver function tests and electrocardiogram monitoring demonstrated no significant differences between subjects receiving cethromycin and subjects receiving Biaxin ®, consistent with the hepatic and cardiac side effect profile reported in cethromycin's previous clinical trials.

        In February 2008, the Company announced the results from Trial CL07-001, a thorough QT study of cethromycin. This study was conducted to evaluate the cardiac safety of cethromycin. The FDA usually requires thorough QT studies for all new chemical entities because prolongation in QT interval (corrected for changes in heart rate, or QTc) may signify an increased risk of developing cardiac arrhythmias. Trial CL07-001 evaluated the potential of cethromycin to cause a prolongation in electrocardiographic QT interval in accordance with FDA and ICH E14 guidance. At the therapeutic and supratherapeutic doses, cethromycin showed no signal of any electrocardiographic effects and hence supported its favorable cardiac safety profile.

        Cethromycin has also been demonstrated to have significant in vitro activity against over 30 anthrax (Bacillus anthracis) strains. During the second quarter of 2007, we concluded a study testing cethromycin's efficacy in treating inhalation anthrax post-exposure for prophylaxis in non-human primates. Results from this study demonstrated that a thirty (30) day course of oral cethromycin at a 16 mg/kg of once-daily dosing (the human equivalent dose of 300 mg) was 100% protective against a lethal dose of inhaled B. anthracis Ames strain spores. We are collaborating with the National Institute of Infectious Diseases to evaluate cethromycin's potential in preventing inhalational anthrax and other high-priority bioterror agents.

        We do not expect to receive FDA approval for commercialization of cethromycin until 2009 at the earliest. As of December 31, 2007, we estimate that our cethromycin development program will require an additional $43.2 million in research and development expenses which includes $40.0 million in additional milestone payments to Abbott, $1.0 million to complete the cethromycin clinical trials and $2.2 million for the preparation of the cethromycin NDA and other commercialization-related costs. Our $10.0 million and $30.0 million Abbott milestone payments are triggered upon submitting an NDA and receiving FDA approval, respectively. Development timelines and related costs are difficult to estimate and may vary significantly from our current estimates.

        If cethromycin is approved for marketing by the FDA, we plan to sell cethromycin using a commercial partner to access the primary care physician market and to build and utilize a focused internal sales force that will market directly to early adopters such as, but not limited to, pulmonary medicine and infectious disease physicians, however while discussions with potential commercial partners are ongoing, we have not yet secured a commercial partnership.

Results of Operations

  Fiscal year ended December 31, 2007 compared to the fiscal year ended December 31, 2006

        Revenue.    The Company had no revenue for the twelve months ended December 31, 2007. In 2006, the Company had revenue of $40,000 which resulted from a small business innovative research grant.

        Research and development expense.    Research and development expenses increased $8.5 million to $25.7 million for the twelve months ended December 31, 2007 compared to $17.2 million for the twelve months ended December 31, 2006. Expenses related to our clinical trials, which we completed during 2007, totaled $15.0 million representing an increase of $3.3 million in 2007 as compared to 2006. As of December 31, 2007, we had paid out $35.0 million of $42.2 million in executed contracts and expect to incur the remainder of the contractual expenses during the first quarter of 2008. Regulatory activities and studies associated with preparation of the cethromycin NDA represented an increase in expenses of $3.6 million over 2006. As of December 31, 2007 we had recognized expenses of $39.5 million out of a total of $42.2 million in executed contracts and expect to incur the remainder in 2008.

        Expenses related to our study testing cethromycin's efficacy in treating inhalation anthrax post-exposure for prophylaxis in non-human primates increased $741,000 over the prior year and represented the conclusion of the study. Formulation expenses of our next clinical candidate, ALS-357 increased $108,000, in 2007 as compared to 2006. With the formulation stage now complete, we intend to initiate a phase I clinical trial during the first half of 2008 that will evaluate the effects of ALS-357 applied topically to tumors of patients that suffer from Cutaneous Metastatic Melanoma. Salaries and benefits of our research and development staff increased $617,000 in 2007 as compared to 2006. Of this increase, $143,000 represents non-cash compensation costs related to the issuance of stock options. The remainder of the increase is attributable to increases in compensation of our existing staff as well as several regulatory positions that were added in the last quarter of 2006 and at various points during 2007. These positions will focus on the cethromycin NDA which we plan to submit in 2008.

        General and administrative expense.    General and administrative expense increased $1.4 million to $6.8 million for the twelve months ended December 31, 2007 compared to $5.5 million for the twelve months ended December 31, 2006. Salary and benefit expense increased $944,000 and was comprised of $614,000 of incremental salary and benefit expense and $330,000 in non-cash compensation expense related to stock option issuances. Incremental salary expense was the result of market adjustments to compensation for existing staff and several new staff positions that focus on Sarbanes-Oxley compliance which were added during the last quarter of 2006 and first quarter of 2007. Marketing expenses related to the branding of cethromycin increased $235,000 over 2006, the result of a larger presence at key scientific meetings throughout the year. Facilities expense increased $143,000 as compared to 2006 which resulted from our facilities expansion that was completed during the fourth quarter of 2006.

        Interest income.    Interest income decreased $934,000 to $718,000 for the twelve months ended December 31, 2007. Interest income is derived through the investment of private placement proceeds in money market funds, until they are used in operations. The decrease in interest income reflects lower cash balances throughout 2007 versus 2006.

        Interest expense.    Interest expense decreased $45,000 to $467,000 for the twelve months ended December 31, 2007. The decline is attributable to two factors. In May 2006, we paid all outstanding accumulated and capitalized interest to our Chief Executive Officer in connection with his $2.0 million note, reducing the balance upon which interest is calculated by $837,000, the amount of accumulated and capitalized interest. Also, in April 2006, we restructured our line of credit reducing the interest rate we pay under our $4.0 million line of credit by 1.8%.

  Fiscal year ended December 31, 2006 compared to the fiscal year ended December 31, 2005

        Revenue.    Total revenue decreased by $82,000 to $40,000 for the twelve months ended December 31, 2006 and consisted entirely of revenue earned from small business innovative research ("SBIR") grants. The majority of this decrease, approximately $61,000, relates to the cessation of our management agreement with Flavin Ventures in 2005. The remaining decrease is attributable to lower SBIR grant revenue as a result of the completion of a phase I grant in 2006.

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

        Gain on sale of SMP.    In December 2006, we completed the sale of Advanced Life Sciences, Inc. ("ALS Inc") 50% interest in Sarawak MediChem Pharmaceuticals, Inc. ("SMP"). Under the terms of the stock purchase agreement, ALS Inc. sold 900 shares of SMP common stock, representing its entire interest in SMP, to its joint venture partner, CRAUN Research Sdn. Bhd., for $1.0 million. A gain of $940,000, net of legal costs incurred directly for the transaction, was recognized as the carrying value of the investment was zero.

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

Liquidity and Capital Resources

        We have devoted substantially all of our cash resources to research and development and general and administrative expenses. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any such revenues for a number of years, if at all. As a result, we have incurred an accumulated deficit of $99.6 million as of December 31, 2007 and we expect to incur significant and increasing operating losses for the foreseeable future. Our working capital as of December 31, 2007 amounted to $13.8 million. Cash, cash equivalents and investments were $18.3 million as of December 31, 2007. Since our inception in 1999 to August 2005, we financed our operations primarily through debt and capital contributions principally from our founder and Chief Executive Officer and borrowings under our bank line of credit. In August 2005 we completed our initial public offering in which we raised $28.7 million, net of underwriters discount and offering costs. In March 2006 we completed a private placement in which we raised $33.4 million, net of underwriters discount and offering costs. In December 2007 we completed a second private placement in which we raised $17.9 million, net of underwriters discount and offering costs.

        In September 2001, our Chief Executive Officer made a $2.0 million loan to us. The loan accrues interest at the rate of 7.75%, and is due and payable on January 5, 2009. The balance of the loan was $2.0 million as of December 31, 2007.

        We have a $4.0 million line of credit with a local financial institution. As of December 31, 2007, the line of credit had an outstanding balance of $3.9 million bearing interest of 6.75% per annum. The line of credit is secured by substantially all of our assets, excluding any rights that we may have as result of our license agreement with Abbott Laboratories for cethromycin. The line of credit is also secured by 2.5 million shares of our common stock held by Flavin Ventures. See Note 5 to the consolidated financial statements. As of December 31, 2007 the Company had obtained a commitment from its financial institution to extend the maturity of the note to January 1, 2010. Under the new note, the interest rate will change from a fixed rate of 6.75% per annum to a floating rate based on prime, minus 75 basis points. The rate cannot be lower than 6.25% or exceed 8.0%. The note also changed from a straight line of credit to a revolving line of credit and all other terms remained unchanged. The note was executed on January 31, 2008.

        During the year ended December 31, 2007, cash used in operating activities totaled $26.5 million. Approximately $19.3 million was used for the development of cethromycin to treat community acquired pneumonia, $1.0 million for the evaluation of cethromycin to prevent inhalation anthrax in non-human primate study, $587,000 for research activities related to our proprietary portfolio of compounds and $5.6 million was used for general operations net of $750,000 in interest income. Cash provided from financing activities totaled $17.9 million during the year ended December 31, 2007, due primarily to the sale of our common stock in our December 2007 private placement.

  Contractual Obligations

        As of December 31, 2007, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of executed research, development and license agreements are as follows:

	Payments Due by December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
Notes payable	$—	$2,000,000	$3,915,000	$—	$—	$—	$5,915,000
Interest	412,317	256,108	304	—	—	—	668,729
Cethromycin clincial & NDA costs	6,986,448	—	—	—	—	—	6,986,448
Anthrax efficacy studies	178,000	—	—	—	—	—	178,000
ALS-357 clinical program	34,000	—	—	—	—	—	34,000
Facility development costs	319,560	—	—	—	—	—	319,560
Operating leases	160,648	—	—	—	—	—	160,648
Capital leases	7,259	8,468	4,350	—	—	—	20,077

Total	$8,098,232	$2,264,576	$3,919,654	$—	$—	$—	$14,282,462

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

        Our long-term commitments under operating leases shown above consist of payments made to a related party relating to our facility lease in Woodridge, Illinois, which expires in September 2008.

        In the year ended December 31, 2007, we executed contracts totaling $7.0 million. Of the total contracts executed $3.0 million related to the compilation of our cethromycin NDA and NDA directed studies and $4.0 million related to our clinical trials. We anticipate executing additional contracts totaling $200,000 related to the cethromycin NDA during the first quarter of 2008. Remaining payments due under all existing and anticipated cethromycin development contracts, including anthrax studies, total $7.2 million and are expected to be made over the next six months.

        We believe the proceeds received from the 2007 private placement are sufficient to fund our existing and anticipated development commitments, indebtedness and general operating expenses through the end of 2008, however we do not have sufficient liquidity to make any milestone payments that become due to Abbott upon the filing of an NDA. We anticipate securing a commercial partner(s) for cethromycin during 2008. We believe such an agreement would include a series of milestones, including up-front milestones, that would fund the Abbott milestone payments due upon filing the NDA and approval, if any, of the NDA by the FDA. Based upon current market conditions and discussions with potential commercial partners, we believe sufficient funds can be raised in 2008 to continue our development of cethromycin and fund our other research and corporate expenditures through the expected approval of our cethromycin NDA. Although we believe we can secure a commercial partnership and obtain sufficient financing, there can be no assurances that such a partnership and financing will be available in the future at terms acceptable to us. As a result, there is significant doubt about our ability to continue as a going concern.

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

  Research and Development

        Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of our proprietary product portfolio. All such costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. We estimate both the total cost and time period of the trials and the percent completed as of each accounting date. We believe that the estimates made as of December 31, 2007 are reflective of the actual expenses incurred as of that date.

  Stock-based Compensation

        We account for stock-based awards to employees and non-employees using the accounting provisions of Statement of Financial Accounting Standards No. 123(R) Share-based Payments which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. We use the Black-Scholes options-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred. The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Since the Company has a limited history of stock activity, expected volatility is based on historical data from several peer public companies with similar product portfolios to us. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted. We estimate future forfeits of options based upon historical forfeit rates.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Our exposure to market risk is currently confined to our cash, cash equivalents and line of credit. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on their realized value.

        Our most liquid assets are cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. We also believe that we have intangible assets in the value of our intellectual property. In accordance with generally accepted accounting principles, we have not capitalized the value of this intellectual property on our balance sheet. Due to the nature of this intellectual property, we believe that these intangible assets are not affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources. The fluctuation in the Prime rate could affect the interest we pay under of line of credit. A hypothetical interest rate increase of one percent, which under the current terms of the line cannot be lower than 6.25% nor can the rate exceed 8.00%, would raise interest expense by $39,000.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advanced Life Sciences Holdings, Inc.
Woodridge, Illinois

        We have audited the accompanying consolidated balance sheets of Advanced Life Sciences Holdings, Inc. (a Delaware corporation in the development stage) and its subsidiary (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 and for the period from January 1, 1999 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advanced Life Sciences Holdings, Inc. and its subsidiary as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, and for the period from January 1, 1999 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash on-hand or other funding available to meet its financial obligation in connection with the filing of the New Drug Application to the U.S. Food and Drug Administration for cethromycin, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company is in the development stage at December 31, 2007.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 14, 2008

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,324,991	$27,054,947
Prepaid insurance	251,493	380,083
Prepaid clinical trial expenses	926,168	2,364,512
Other prepaid expenses and deposits	140,359	273,572

Total current assets	19,643,011	30,073,114

PROPERTY AND EQUIPMENT:
Furniture and fixtures	221,417	250,308
Laboratory equipment	159,186	142,928
Computer software and equipment	242,707	231,022
Leasehold improvements	177,253	182,839

Total property and equipment—at cost	800,563	807,097
Less accumulated depreciation	(542,032)	(398,486)

Property and equipment—net	258,531	408,611

Other long-term assets	10,000	27,954

TOTAL ASSETS	$19,911,542	$30,509,679

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,685,751	$1,011,396
Accrued clinical trial expenses	2,776,543	1,410,894
Other accrued expenses	330,441	226,881
Accrued interest payable	22,756	22,756
Short-term lease payable	7,259	19,437
Short-term grant payable	—	476,708
Short-term notes payable—related party	—	2,000,000

Total current liabilities	5,822,750	5,168,072
Long-term lease payable	12,818	20,076
Long-term grant payable	500,000	23,292
Long-term notes payable—related party	2,000,000	—
Notes payable—net of $0 debt discount at December 31, 2007;
net of $11,266 debt discount at December 31, 2006	3,915,000	3,903,734

Total liabilities	12,250,568	9,115,174

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	—	—
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value—60,000,000 shares authorized; 38,502,987 issued and outstanding at December 31, 2007; 28,282,677 shares issued and outstanding at December 31, 2006	385,030	282,827
Additional paid-in capital	106,859,532	88,370,853
Deficit accumulated during the development stage	(99,583,588)	(67,259,175)

Total stockholders' equity	7,660,974	21,394,505

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,911,542	$30,509,679

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period From Inception (January 1, 1999) Through December 31, 2007
	Year ended December 31,
	2007	2006	2005
Revenue:
Management fees	$—	$—	$61,239	$1,161,180
Grants	—	39,788	60,212	1,035,571
Royalty—related party	—	—	—	45,238

Total revenue	—	39,788	121,451	2,241,989

Expenses:
Research and development	25,735,759	17,202,113	3,121,616	74,871,108
Contracted research and development—related party	—	—	—	7,980,299
Selling, general and administrative	6,839,575	5,457,395	3,237,997	19,932,088

Total expenses	32,575,334	22,659,508	6,359,613	102,783,495

Loss from operations	(32,575,334)	(22,619,720)	(6,238,162)	(100,541,506)
Other (income) expense:
Interest Income	(717,884)	(1,651,916)	(272,216)	(2,642,016)
Interest expense	466,963	511,884	478,300	2,623,150
Gain on sale of interest in Sarawak Medichem Pharmaceuticals joint venture	—	(939,052)	—	(939,052)

Net other (income) expense	(250,921)	(2,079,084)	206,084	(957,918)

Net loss	(32,324,413)	(20,540,636)	(6,444,246)	(99,583,588)

Less accumulated preferred stock dividends of subsidiary for the period	175,000	175,000	175,000	1,494,792

Net loss available to common shareholders	$(32,499,413)	$(20,715,636)	$(6,619,246)	$(101,078,380)

Net loss per share available to common shareholders—basic and diluted	$(1.12)	$(0.78)	$(0.49)

Weighted average shares outstanding- basic and diluted	28,910,041	26,546,785	13,610,694

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit Accumulated During the Development Stage
	Common Stock
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE—January 1, 1999 (inception)	—	$—	$—	$—	$—
Issuance of stock (at inception)	1,588,000	250,000	—	—	250,000
Issuance of stock related to option exercises	41,685	6,563
Compensation expense related to stock options (December 2004)	—	—	20,701	—	20,701
Exchange of shares under recapitalization (December 2004)	(1,629,685)	(256,563)	—	—	(256,563)
Issuance of shares under recapitalization (December 2004)	9,482,015	94,820	161,743	—	256,563
Capital contributions (December 2004)	—	—	12,711,330	—	12,711,330
Issuance of 14,887 warrants (December 2004)	—	—	11,898	—	11,898
Issuance of common stock in exchange for licenses (December 2004)	1,122,569	11,226	8,988,774	—	9,000,000
Net loss (since inception)	—	—	—	(40,274,293)	(40,274,293)

BALANCE—December 31, 2004	10,604,584	106,046	21,894,446	(40,274,293)	(18,273,801)
Issuance of common stock, net of offering costs (August 2005)	6,721,814	67,218	29,210,558	—	29,277,776
Issuance of stock related to option exercises	63,924	639	14,240	—	14,879
Compensation expense related to stock options	—	—	696,204	—	696,204
Issuance of common stock in exchange for reduction of milestones payable (August 2005)	600,000	6,000	3,000,000	—	3,006,000
Modification of 14,887 warrants (August 2005)	—	—	18,925	—	18,925
Net loss	—	—	—	(6,444,246)	(6,444,246)

BALANCE—December 31, 2005	17,990,322	179,903	54,834,373	(46,718,539)	8,295,737
Issuance of common stock, net of offering costs (March 2006)	10,233,464	102,335	33,266,653	—	33,368,988
Issuance of stock related to option exercises	58,891	589	8,656	—	9,245
Compensation expense related to stock options	—	—	261,171	—	261,171
Net loss	—	—	—	(20,540,636)	(20,540,636)

BALANCE—December 31, 2006	28,282,677	$282,827	$88,370,853	$(67,259,175)	$21,394,505

Issuance of common stock, net of offering costs (December 2007)	10,191,083	101,911	17,750,327	—	17,852,238
Issuance of stock related to option exercises	29,227	292	4,296	—	4,588
Compensation expense related to stock options	—	—	734,056	—	734,056
Net loss	—	—	—	(32,324,413)	(32,324,413)

BALANCE—December 31, 2007	38,502,987	$385,030	$106,859,532	$(99,583,588)	$7,660,974

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,			Inception (January 1, 1999) Through December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,324,413)	$(20,540,636)	$(6,444,246)	$(99,583,588)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	206,755	131,114	86,565	622,774
Non-cash interest expense	37,768	37,768	25,155	100,823
Stock compensation expense	734,056	261,171	696,204	1,712,132
Non-cash research and development	—	—	—	24,466,667
Non-cash settlement of milestone payment	—	—	6,000	6,000
Gain on sale of interest in Sarawak Medichem Pharmaceuticals (SMP)	—	(939,052)	—	(939,052)
Loss on disposal	1,761	—	—	13,294
Changes in operating assets and liabilities:
Clinical supplies	—	—	533,333	533,333
Accounts receivable, related party	—	6,160	18,708	—
Prepaid expenses	1,691,599	(2,537,663)	(454,698)	(1,326,568)
Other assets	—	4,610	(4,610)	(1,452)
Accounts payable	1,674,355	745,823	9,693	2,685,751
Accrued expenses	1,469,209	1,397,014	55,413	3,106,984
Licenses payable	—	—	(11,000,000)	(11,000,000)
Accrued interest on debt	—	(748,092)	199,926	600,819

Net cash flows from operating activities	(26,508,910)	(22,181,783)	(16,272,557)	(79,002,083)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(58,436)	(288,027)	(87,652)	(730,348)
Proceeds from the sale of SMP	—	939,052	—	939,052
Proceeds from the sales of investments	—	14,807,158	16,750,000	31,557,158
Purchase of investments	—	(4,332,158)	(27,225,000)	(31,557,158)

Net cash flows from investing activities	(58,436)	11,126,025	(10,562,652)	208,704

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	17,852,238	33,368,988	29,277,776	87,708,577
Proceeds from issuance of notes payable	—	3,915,000	1,610,000	12,933,691
Payments on notes payable	—	(3,915,000)	—	(3,915,000)
Proceeds from grants	—	—	500,000	500,000
Proceeds from stock options exercised	4,588	9,245	14,879	35,275
Payments on capital leases	(19,436)	(17,460)	(12,069)	(144,173)

Net cash flows from financing activities	17,837,390	33,360,773	31,390,586	97,118,370

NET (DECREASE) INCREASE IN CASH	(8,729,956)	22,305,015	4,555,377	18,324,991
CASH—Beginning of year/period	27,054,947	4,749,932	194,555	—

CASH—End of year/period	$18,324,991	$27,054,947	$4,749,932	$18,324,991

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$416,583	$1,232,651	$247,341	$1,912,806

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Noncash investment activity:
Purchase of property and equipment under capital leases	$—	$29,693	$—	$164,249
Capital expenses included in accounts payable	—	—	29,243	—
Noncash financing activity:
Issuance of common shares for licenses	—	—	—	9,000,000
Issuance of common shares for reduction of milestone payment	—	—	3,000,000	3,000,000
Debt discount	—	—	18,925	30,823
Deferred financing costs	$—	$—	$15,000	$30,000

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 AND FOR THE PERIOD
FROM INCEPTION (JANUARY 1, 1999) THROUGH DECEMBER 31, 2007

1.    Nature of Business

        In January 1999, MediChem Life Sciences, Inc. ("MediChem") contributed all of the net assets of its proprietary drug development business, including MediChem's 50% interest in Sarawak MediChem Pharmaceuticals, Inc. ("SMP") to a wholly-owned subsidiary, Advanced Life Sciences, Inc. ("ALS Inc.") in exchange for 1,588,000 shares of common stock.

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

        In April 2005, we filed a registration statement with the Securities and Exchange Commission ("the SEC") covering the proposed sale by the Company of its common stock to the public. In June 2005, the Board approved the amendment and restatement of the Company's Articles of Incorporation to provide for an increase in the number of authorized shares of common stock and preferred stock to 60,000,000 shares and 5,000,000 shares, respectively, and a 3.97-for-1 stock split of the Company's common stock. All references in the consolidated financial statements to shares of common stock, common stock options, common stock prices and per share of common stock amounts have been adjusted retroactively for all periods presented to reflect this stock split. In August 2005, the Company completed the initial public offering of its common stock in which the Company sold 6,400,000 shares of common stock to the public at $5.00 per share, resulting in gross proceeds of $32.0 million. The Company also completed a concurrent offering of 600,000 shares to an existing stockholder in exchange for a $3.0 million reduction of a milestone payment obligation under its license agreement with the stockholder. In September 2005, the Company's underwriters exercised their option to purchase 100,000 shares to cover over-allotments resulting in additional gross proceeds of $500,000. In connection with these offerings, the Company paid approximately $2.3 million in underwriting discounts and incurred other offering expenses of approximately $1.5 million. The net cash proceeds from the offerings were approximately $28.7 million.

        In March 2006, the Company raised approximately $33.4 million, net of underwriting discounts and offering expenses, in connection with the issuance of 10,233,464 shares of its common stock at a price of $3.53 per share and warrants to purchase an additional 5,116,732 shares of its common stock at an exercise price of $3.81 per share.

        In December 2006, the Company completed the sale of ALS Inc.'s 50% equity interest in SMP to the State Government of Sarawak, Malaysia ("Sarawak Government"), through Craun Sdn. Bhd. ("CRAUN") for $1.0 million. Upon the closing of the Stock Purchase Agreement, the Sarawak Government became the sole owner of SMP and its HIV-therapeutic candidate, Calanolide A. The net cash proceeds from the sale were approximately $940,000. In connection with the sale, the Company made customary representations and warranties and provided indemnification for losses not to exceed

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 AND FOR THE PERIOD
FROM INCEPTION (JANUARY 1, 1999) THROUGH DECEMBER 31, 2007

1.    Nature of Business (Continued)

the purchase price of $1 million. The parties mutually agree to waive any future legal claims otherwise arising out of the SMP joint venture.

        In December 2007, the Company raised approximately $17.9 million, net of underwriting discounts and offering expenses in connection with the issuance of 10,191,083 shares and warrants to purchase 5,095,542 shares of its common stock at a price of $1.96 per share. The warrant exercise price is $2.15 per share and they expire in December 2012.

        The Company's principal business activity is to conduct new drug research and development in the fields of infectious disease, oncology and inflammation. Since inception, the Company has devoted substantially all of its efforts to activities such as financial planning, capital raising and product development, and has not derived significant revenues from its primary business activity. Accordingly, the Company is in the development stage, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.

        The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business. The Company does not have sufficient cash on-hand or other funding available to meet its obligations if it submits an NDA for cethromycin thereby triggering a $10.0 million milestone payment to Abbott Laboratories. Given this uncertainty, there is significant doubt as to the Company's ability to continue as a going concern

        The Company is subject to risks and uncertainties common to drug discovery companies, including technological change, potential infringement on intellectual property of third parties, new product development, regulatory approval and market acceptance of its products, activities of competitors and its limited operating history.

        The Company has incurred losses since its incorporation in January 1999 and has funded its operations to date primarily from debt financings and capital contributions from its founder and Chief Executive Officer, proceeds of the IPO and the subsequent private placements. The Company will not be generating any product-based revenues or realizing cash flows from operations in the near term, and will require additional financing to meet its milestone obligation that are trigged upon filing the NDA for cethromycin. The Company is involved in active discussions with several potential commercial partners and anticipates securing a partner during 2008. The Company believes, based upon current market conditions, a commercial partnership agreement would include a series of milestone payments, including up-front milestones, that would fund the Abbott milestone payments due upon filing the NDA and approval, if any, of the NDA by the FDA. Although management believes the Company could secure a commercial partnership, there can be no assurances that such partnership will be available at terms acceptable to the Company, if at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 AND FOR THE PERIOD
FROM INCEPTION (JANUARY 1, 1999) THROUGH DECEMBER 31, 2007

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

        Investments—The Company has, at times, invested in marketable debt securities which were classified as available-for-sale, the fair value of which was determined using currently available market prices. The Company reviews the carrying value of investments each quarter to determine whether an other than temporary decline in market value exists. If such a decline is deemed to have occurred, the investment is written-down with a charge to other (income) expense, net. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of stockholders' equity in accumulated other comprehensive loss. Marketable securities available for current operations are classified in the balance sheet as current assets; marketable securities held for long-term purposes are classified as noncurrent assets. Interest income and realized gains and losses on securities are included in "Interest income" in the statements of operations. As of December 31, 2007 and 2006, the Company had no marketable securities and therefore no unrealized holding gains or losses were recognized in the statements of operations and stockholders equity.

        Property and Equipment—Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of three to five years. Assets under capital leases were recorded at the present value of the minimum lease payments and are amortized over the shorter of their estimated useful lives or the term of the respective leases using the straight-line method. Maintenance and repair costs are expensed as incurred. Fixed assets capitalized under capital leases amounted to $30,000 and $71,000 as of December 31, 2007 and 2006, net of accumulated depreciation of $12,000 and $34,000, as of December 31, 2007 and 2006, respectively.

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

        Fair Value Measurements—In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted. The Company does not expect the adoption of SFAS 157 to have a material impact on its statements of financial position, results of operations and cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits an entity to irrevocably elect fair value on a

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 AND FOR THE PERIOD
FROM INCEPTION (JANUARY 1, 1999) THROUGH DECEMBER 31, 2007

2.    Summary of Significant Accounting Policies (Continued)

contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company does not expect the adoption of SFAS 159 to have a material impact on its statements of financial position, results of operations and cash flows.

        Research and Development Expenses—Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of the Company's proprietary product portfolio. All such costs are expensed as incurred including in-process research and development. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. The Company estimates both the total cost and time period of the trials and the percent completed as of that accounting date. Research and development expenses resulting from contracts that require payments based upon the progress towards completion of certain milestones are estimated based upon the percentage of completion method. The Company believes that the estimates made as of December 31, 2007 are reflective of the actual expenses incurred as of that date.

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

        Revenue Recognition—Small Business Innovation Research grant revenue is recorded as expenses are incurred and services performed in accordance with the terms of the grant agreements. Royalty revenue is earned from a license of the Company's chemical process technology.

        Fair Value of Financial Instruments—The carrying amount of the Company's financial instruments, which include cash equivalents, investments, accounts payable and long-term obligations, approximate their fair values.

        Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 AND FOR THE PERIOD
FROM INCEPTION (JANUARY 1, 1999) THROUGH DECEMBER 31, 2007

2.    Summary of Significant Accounting Policies (Continued)

expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has determined that the deferred tax asset does not meet the "more likely than not" criteria under SFAS No. 109, Accounting for Income Taxes, and, accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

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

        Recent Accounting Pronouncements—In March 2007, the Emerging Issues Task Force ("EITF") issued a tentative conclusion on EITF 07-03, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development" and the FASB ratified the tentative conclusion. EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 07-03 to have a material impact on its statements of financial position, results of operations and cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations" and SFAS No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulleting No. 51." SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interest and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning the first fiscal quarter of 2010. Early adoption is not permitted. The Company does not expect the adoption of either SFAS 141R or SFAS 160 will have a material impact on its statements of financial position, results of operations and cash flows.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 AND FOR THE PERIOD
FROM INCEPTION (JANUARY 1, 1999) THROUGH DECEMBER 31, 2007

3.    Joint Venture

        Sarawak MediChem Pharmaceuticals, which was formed in 1996, was a joint venture between the Sarawak Government and the Company. The Sarawak Government, through CRAUN, and ALS Inc. each maintained a 50% share in SMP.

        In October 2006, the Company and the Sarawak Government entered into a Stock Purchase Agreement, pursuant to which the Sarawak Government, through CRAUN, agreed to purchase ALS Inc.'s 50% equity interest in SMP, in exchange for a $1.0 million cash payment to ALS Inc. The parties made certain representations and warranties in the Stock Purchase Agreement and mutually agreed to waive any future legal claims otherwise arising out of the SMP joint venture. The Company provided indemnification under the Stock Purchase Agreement for losses not to exceed the purchase price of $1.0 million. In connection with this transaction, ALS Inc. and the Sarawak Government agreed to terminate the joint venture agreement, which released the Company and ALS Inc. from any future obligations to SMP. As a result of the transaction, the Company no longer has any interest in SMP's HIV-therapeutic candidate, Calanolide A.

        The Company accounted for its investment in SMP under the modified equity method of accounting, which provides that the Company record its proportional share of earnings once the accumulated deficit incurred by SMP has been recovered. At the time of the closing of the Stock Purchase Agreement in December 2006, SMP had not recovered its accumulated deficit and accordingly, the Company's investment in SMP had a carrying value of zero, therefore a gain equal to the purchase price less transaction costs, or approximately $940,000, was recognized.

4.    Related Party Transactions

        In January 2004, the Company initiated a management services agreement with Flavin Ventures whereby the Company provides administrative management services to Flavin Ventures and its subsidiaries Shamrock Structures, BioStart Property Group and Molecular Formulations. The agreement also requires Flavin Ventures and its related subsidiaries to reimburse the Company for rent and related facility costs based upon the actual square footage occupied by each of the companies. Fee income recognized related to this agreement for the year ended December 31, 2007, 2006 and 2005 totaled approximately $0, $0 and $61,000, respectively. In December 2005, the Company was notified that the management services provided under this agreement would no longer be required

        The Company's Chief Executive Officer, Michael T. Flavin, loaned $2.0 million to the Company in 2001 (see Note 5). Interest expense of $155,000 $175,000 and $199,000 was recorded related to the note, for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

        The Company's bank line of credit, as discussed in Note 5, is secured by substantially all of the Company's assets, except that the collateral specifically excludes any rights that the Company may have a result of its license agreement with Abbott Laboratories for cethromycin, and is further secured by 2.5 million shares of the Company's common stock held by ALS Ventures, LLC (see Note 5).

        The Company leases facilities from the BioStart Property Group ("BioStart"), a subsidiary of Flavin Ventures. Lease payments totaled approximately $272,000, $263,000 and $286,000 for the years ended December 31, 2007, 2006 and 2005, respectively (see Note 11). In April 2006, the Company

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 AND FOR THE PERIOD
FROM INCEPTION (JANUARY 1, 1999) THROUGH DECEMBER 31, 2007

4.    Related Party Transactions (Continued)

amended its lease agreement with BioStart. Under the terms of the amendment, the Company may reduce its required rental and common area maintenance payments to BioStart to offset for any shared expenses between the Company and other tenants in the building. In 2007 and 2006, such rental and common area maintenance reductions totaled $3,000 and $2,800 and $9,700 and $9,100, respectively.

5.    Long Term Obligations

        In September 2001, the Company entered into a $2.0 million promissory note with the Chief Executive Officer of the Company which bears interest at 7.75%. Principal plus unpaid accrued interest was due in a lump sum on December 31, 2007. On December 21, 2007 the note was extended to January 5, 2009, all other terms remain unchanged and in effect. As of December 31, 2007 and 2006, the Company had $2.0 million, including accrued interest, outstanding under the note.

        The Company had a $4.0 million straight line of credit with a financial institution with a fixed interest rate of 6.75% per annum and a maturity date of January 1, 2008. On December 21, 2007, the Company reached an agreement to restructure the line by extending the maturity date to January 1, 2010, changing the form of the line to a revolving line of credit and changing the fixed interest rate to a floating rate indexed to the Prime rate. Borrowings under the line will bear interest at the prevailing Prime rate, less 75 basis points. The interest rate cannot be lower than 6.25% nor can the rate exceed 8.00%. The new note was executed on January 31, 2008. The line of credit is secured by substantially all of the Company's assets, except that the collateral specifically excludes any rights that the Company may have as a result of its license agreement with Abbott Laboratories for cethromycin, and is further secured by 2.5 million shares of the Company's common stock held by ALS Ventures, LLC. The credit agreement contains a material adverse change clause, which is subject to the judgment of the lender and, if triggered, can accelerate the payment of the debt. As of December 31, 2007 and 2006, the Company had $3.9 million outstanding under the note.

6.    Stockholders' Equity

        Authorized Capital—As of December 31, 2007, the authorized capital stock of the Company consists of 60,000,000 shares of voting common stock authorized for issuance with a par value of $0.01 and 5,000,000 shares of undesignated preferred stock which may be issued from time to time in one or more series The Company has not issued any preferred stock as of December 31, 2007.

7.    Minority Interest

        The Series A preferred stock ("Series A Preferred Stock") of the Company's subsidiary, ALS, Inc., is held by deCODE Genetics ("deCODE") as a result of ALS Inc.'s spin-off from MediChem Life Sciences in January 1999, and MediChem's subsequent acquisition by deCODE Genetics in March 2002. deCODE provides analytical services to the Company on an as needed basis.

        As of December 31, 2007, ALS Inc. had 250,000 shares of Series A Cumulative Preferred Stock authorized, issued and outstanding to deCODE. The Series A Preferred Stock is nonvoting except as to certain matters including the issuance of any class of stock ranking prior to the shares of Series A

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 AND FOR THE PERIOD
FROM INCEPTION (JANUARY 1, 1999) THROUGH DECEMBER 31, 2007

7.    Minority Interest (Continued)

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

        The total liquidation preference values as of December 31, 2007 and 2006 are approximately $4.0 million and $3.8 million respectively, including approximately $1.5 million and $1.3 million of unpaid dividends.

8.    Incentive Stock Plan

        In December 1999, our board of directors and stockholders adopted and approved the Company's Incentive Compensation Plan (the "Plan"). The Plan provides for the grant of stock options and the award of restricted stock to selected officers and consultants of the Company. Options expire 10 years from the date of grant. The Plan provides for graduated vesting whereby options to purchase 1/36th of the shares granted vest at the end of each month following the date of grant. Awards of restricted stock are subject to certain terms, conditions, restrictions and limitations as determined by the board of directors. The 1999 plan concluded in 2005 when the final options authorized under the plan were issued.

        In April 2005, our board of directors adopted the 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan permits awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares. In addition, the plan provides an opportunity for the deferral of salary and bonuses into restricted stock units and the deferrals of gains or payments due upon the vesting or exercise of awards under our stock incentive plan. As of December 31, 2007, only non-qualified stock options have been issued under this plan.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 AND FOR THE PERIOD
FROM INCEPTION (JANUARY 1, 1999) THROUGH DECEMBER 31, 2007

8.    Incentive Stock Plan (Continued)

        The maximum number of shares of common stock that may be subject to awards under our incentive plans is 2,786,107. Options granted under the 2005 Stock Incentive Plan vest at the discretion of the board of directors and expire 10 years from the date of grant. To date, the vesting term of the options granted under the Plan has ranged from immediate vesting to 3 years. As of December 31, 2007, 743,880 options were available to be granted under the plan.

        The compensation cost that has been charged against income for the Company's Plans was approximately $734,000, $261,000 and $700,000 for 2007, 2006 and 2005, respectively. Since the Company records a full valuation allowance against its deferred tax assets, no tax benefit has been recognized related to these share-based compensation charges.

        The following schedule details the grants under the Company's plan for the years ended December 31, 2007, 2006 and 2005:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,162,460	$2.36	7.2	$422,192
Granted	739,300	$2.64
Exercised	(29,227)	$0.16
Expired	—
Forfeited	(24,033)	$3.00

Outstanding at December 31, 2007	1,848,500	$2.50	7.3	$—

Options exercisable at December 31, 2007	1,162,398	$2.32	7.3	$—

        The weighted-average grant-date fair value of options granted during the years 2007, 2006 and 2005 was approximately $1.42, $1.38 and $0.83, respectively. The fair value of options vested during the years 2007, 2006 and 2005 was approximately $676,000, $244,000 and $456,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $62,000, $174,000 and $336,000, respectively.

        As of December 31, 2007, there was approximately $1.2 million of total unrecognized compensation cost related to unvested stock options granted under the Plans; that cost is expected to be recognized over a period of 3 years.

        Cash received from options exercises under the Plans for the years ended December 31, 2007, 2006 and 2005 was approximately $4,600, $9,000 and $15,000, respectively. The Company issues new shares of common stock as a result of stock option exercises. No tax benefits have been recognized in connection with the stock option exercises due to the Company's net operating losses and full valuation allowance on its deferred tax assets.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 AND FOR THE PERIOD
FROM INCEPTION (JANUARY 1, 1999) THROUGH DECEMBER 31, 2007

8.    Incentive Stock Plan (Continued)

        The Company estimates the fair value of each option award on the date of grant using the Black-Scholes model that uses assumptions noted in the table below:

	2007	2006	2005
Expected volatility	62% – 66%	61% – 66%	54% – 64%
Weighted-average volatility	65.5%	61.9%	61.0%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	6.5	6.5	5.0 – 6.5
Risk-free rate	4.63% – 4.65%	4.60% – 4.78%	3.7% – 4.9%

        Due to the limited data available of the Company's historical stock price volatility, expected volatility is computed based upon historical volatilities of peer companies with similar product portfolios. The expected term of options granted is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in SEC Staff Accounting Bulletin Nos. 107 and 110.

9.    Income Taxes

        Net deferred tax assets consist primarily of net operating loss ("NOL") carryforwards. Realization of future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate future taxable income in the near term. Due to the uncertainty of future earnings, management is unable to predict whether these net deferred tax assets will be realized and, accordingly, has recorded a full valuation allowance against these assets.

        NOL carryforwards of approximately $72.3 million for income tax purposes are available to offset future taxable income. In addition, federal tax credits for increasing research and development expenditures of approximately $1.8 million are available to offset future tax. These carryforwards begin to expire in varying amounts beginning in the year 2019. In March 2006, in conjunction with the Company's issuance of common stock to a group of investors in March 2006, the Company had an ownership change as that term is defined in Section 382 of the Internal Revenue Code. Approximately $19.8 million in NOL carryforwards have been limited as a result. Only approximately $4.1 million of the $19.8 million NOL carryforward can be used to offset taxable income in a particular year. If taxable income exceeds $4.1 million in a year, $52.5 million of the unaffected NOL carryforwards are available. If some or all of the $4.1 million NOL is not utilized in a tax year, the excess carries forward. This excess increases the $4.1 million available in the succeeding year. Tax credits have been similarly limited.

        The Financial Accounting Standards Board issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109 ("FIN 48") which requires reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. FIN 48 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The provisions of FIN 48 were adopted by the Company on January 1, 2007, and had no

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 AND FOR THE PERIOD
FROM INCEPTION (JANUARY 1, 1999) THROUGH DECEMBER 31, 2007

9.    Income Taxes (Continued)

effect on the Company's financial position, cash flows or results of operations upon adoption as the Company does not have any unrecognized tax benefits. The Company also evaluated its tax positions as of December 31, 2007 and reached the same conclusion.

        The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of operations or accrued on the balance sheet.

        The Company files tax returns in the US, and in the state of Illinois. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company has not made any cash payments for income taxes since its inception.

        The following is a summary of the significant components of the Company's deferred tax assets as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets:
Net operating losses	$28,209,928	$15,169,067
Stock based compensation	663,532	372,328
Depreciation	64,965	28,209
In-process research and development	7,094,998	7,890,699
Other accruals and reserves	305,178	255,028
Less valuation allowance	(36,338,601)	(23,715,331)

Deferred tax asset—net	$—	$—

        The reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	Years ended December 31,
	2007	2006
Tax provision at the statutory federal rate	34%	34%
State income taxes, net of federal income tax benefit	5%	5%
Valuation allowance	-39%	-39%

Effective tax rate	0%	0%

10.    Employee Benefit Plan

        The Company has established a 401(k) plan that covers all employees who meet minimum eligibility requirements. Eligible persons can defer a portion of their annual compensation into the 401(k) plan subject to certain limitations imposed by the Internal Revenue Code. Employees' elective deferrals are immediately vested upon contribution to the 401 (k) plan. The company matches employee contributions at a rate of 50% up to 6% of the employee's annual salary. Company

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 AND FOR THE PERIOD
FROM INCEPTION (JANUARY 1, 1999) THROUGH DECEMBER 31, 2007

10.    Employee Benefit Plan (Continued)

contributions vest 25% per year after the first year of service has been completed. Approximately $72,000, $55,000 and $38,000 were recognized as expense in 2007, 2006 and 2005, respectively.

11.    Commitments

        Lease Obligations—The Company leases facilities under an operating lease with the BioStart Property Group, a subsidiary of Flavin Ventures. The lease has a five-year term commencing on September 1, 2003 and may be renewed in writing 60 days prior to the lease termination date. The minimum monthly rental payment is $20,000 with an additional amount based on the Company's proportionate share of the variable building costs. Additionally, the Company leases capital equipment of approximately $30,000 under a capital lease.

        Minimum annual payments under operating leases and the present value of minimum capital lease payments as of December 31, 2007 are as follows:

	Operating Leases	Capital lease Obligations
Year ending December 31,
2008	160,648	10,101
2009	—	10,141
2010	—	4,655
2011	—	—
2012	—	—

Total	$160,648	24,897

Less amount representing interest		4,820
Present value of minimum lease payments		$20,077

        Rental expense relating to the Flavin Ventures lease totaled approximately $230,000, $207,000 and $224,000 in 2007, 2006 and 2005, respectively.

        Common area maintenance expense totaled approximately $41,000, $45,000 and $48,000 in 2007, 2006 and 2005, respectively.

        Employment Contracts—The Company has employment contracts with certain executive officers. In the event of termination without cause, the contracts provide for severance benefits ranging from 12 to 36 months of salary and benefit continuation.

        Vendor Contracts—The Company administers its cethromycin development program largely under contracts with third parties. To date, contracts totaling $42.2 million have been executed related to the cethromycin program, principally related to the pivotal phase III cethromycin clinical trials, but also includes anthrax related studies. The remaining balance of $7.2 million is expected to be paid over the next six months.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 AND FOR THE PERIOD
FROM INCEPTION (JANUARY 1, 1999) THROUGH DECEMBER 31, 2007

11.    Commitments (Continued)

        Grant Payable—In April 2005, the Company was awarded a $500,000 grant from the State of Illinois to fund expansion of its corporate headquarters in Woodridge, IL. Under the terms of the grant, the Company is to utilize or obligate the funds for construction costs associated with expanding its corporate headquarters between January 31, 2005 and December 31, 2007 ("construction period") and create 100 full-time jobs at the same location between January 31, 2005 and December 31, 2010 ("grant period"). Funds that are not expended in a manner consistent with the grant award are to be repaid at the end of the construction period. In addition, if the Company does not create the specified number of full-time jobs, it is required to repay the grant proceeds on a pro-rata basis of actual jobs created compared to the total defined in the grant. As of December 31, 2007, the entire grant had been spent or obligated and therefore the $500,000 has been classified as a long-term liability as the Company must create and maintain positions created during the grant period through January 31, 2010. If the Company does not create and maintain the 100 positions, it will owe the State of Illinois grant proceeds equal to a pro-rata share of the positions that were created and retained as compared to the total created during the grant period. Through December 31, 2007, sixteen new jobs have been created and retained since the grant was awarded.

12.    Research and Development Alliances

        Abbott Laboratories—In December 2004, the Company entered into an agreement with Abbott Laboratories under which it acquired from Abbott a license to certain patent applications, patents and proprietary technology relating to cethromycin. Under the terms of the initial agreement which was subsequently modified on August 1, 2005, the Company paid $13.0 million in license fees and milestones and issued 1,722,569 shares of its common stock to Abbott. The Company will owe Abbott $10.0 million if it submits an NDA and $30.0 million if and when the FDA approves the NDA. The Company also agreed to pay Abbott $2.5 million upon cethromycin reaching $200 million in aggregate net sales and $5.0 million upon the drug reaching $400 million in aggregate net sales. Finally, the Company will owe Abbott royalty payments of 19.0% on the first $100 million of aggregate net sales of cethromycin, 18.0% on net sales once aggregate net sales exceed $100 million but are less than $200 million, and 17.0% on all net sales once aggregate net sales exceed $200 million.

        University of Illinois at Chicago—On December 2, 1999 the Company entered into a license agreement with the University of Illinois at Chicago ("UIC") to license an anti-melanoma compound. In consideration of the exclusive, world-wide license, the Company paid an upfront license fee of $15,000 upon the execution of the agreement. The Company is obligated to make up to $135,000 in aggregate milestone payments upon the achievement of certain objectives. In December 2004, the Company filed an IND with the FDA for the anti-melanoma compound which triggered a $10,000 milestone payment to UIC which was classified as research and development expense. Under the terms of the agreement, the Company is obligated to reimburse UIC for patent protection costs which totaled approximately $41,000, $114,000 and $47,000 in 2007, 2006 and 2005, respectively. In addition, the Company must pay royalties equal to 6% of net sales to UIC based on sales of the licensed compound by the Company or its affiliates or sublicensees, as well as a percentage of all other income the Company receives from sublicensees, but in any event, a minimum royalty of $5,000 annually once commercial sales commence.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 AND FOR THE PERIOD
FROM INCEPTION (JANUARY 1, 1999) THROUGH DECEMBER 31, 2007

12.    Research and Development Alliances (Continued)

        Baxter International—As part of the Company's spin-off from MediChem Life Sciences in 1999, it obtained the entire right, title and interest to certain patented inventions relating to ALS-886 that were assigned by Baxter International, Inc. to Dr. Michael T. Flavin. The Company has assumed the obligation of Dr. Flavin to pay Baxter, as a payment for the assignment, 3% of net sales of ALS-886. Further, the Company is also obliged to share with Baxter 50% of the sublicensing fees it collects, other than royalties. In addition, if the Company sells the ongoing business of making, using or selling ALS-886, it is obligated to pay Baxter 50% of the fair market value of the right or license to manufacture, use or sell ALS-886 that is conveyed as part of the sale.

        Argonne National Laboratory—In 2003, the Company acquired an exclusive license, under patent rights and know-how controlled by Argonne National Laboratory, to develop, make, use and sell in the United States and its territories a class of peptides and related compounds to inhibit the formation of amyloid fibrils. These fibrils are implicated in a number of diseases such as Alzheimer's disease and amyloidosis. In consideration of this license, the Company agreed to pay royalties to Argonne equal to 4% of net sales of licensed products by the Company, its affiliates and sublicensees, as well as 10% of any benchmark or milestone fees it receives from sublicensees. The Company also agreed to reimburse Argonne for the cost of ongoing patent prosecution and maintenance. The license is subject to certain reserved rights for the U.S. Government based on Federal statutes, including the Government's right to develop, make, use, and sell the amyloid inhibiting peptides pursuant to any treaties or agreements with foreign governments that the U.S. Government may enter, and the Government's right to require the Company to sublicense the rights granted in certain limited circumstances. The Company is obligated to provide at least one half-time employee to this project until completion of Phase I clinical trials. Argonne has the right to terminate the agreement if due diligence requirements, including the devotion of one half-time employee, are not met.

13.    Net Loss Per Share Available to Common Shareholders

        Basic loss per share available to common shareholders is computed by dividing net loss available to common shareholders by the number of weighted average common shares outstanding during the reporting period. Diluted loss per share available to common shareholders is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The computation of diluted shares outstanding for the periods ended December 31, 2007, 2006 and 2005 excludes incremental shares of 12,075,661, 6,294,079 and 950,721 related to employee stock options and warrants. These shares are excluded due to their anti-dilutive effect as a result of the Company's losses for the years ended December 31, 2007, 2006 and 2005.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 AND FOR THE PERIOD
FROM INCEPTION (JANUARY 1, 1999) THROUGH DECEMBER 31, 2007

14.    Unaudited Quarterly Financial Data

        Selected quarterly data for 2007 and 2006 is as follows:

	2007
	First	Second	Third	Fourth
Revenue	$—	$—	$—	$—
Research and development expenses	9,050,912	8,833,078	3,838,184	4,013,585
Selling, general and administrative expenses	1,548,163	1,810,249	2,004,357	1,476,806
Operating loss	(10,599,075)	(10,643,327)	(5,842,541)	(5,490,390)
Net loss available to common shareholders	(10,452,690)	(10,589,418)	(5,885,957)	(5,571,348)
Loss per share available to common shareholders:
Basic and Diluted	$(0.37)	$(0.37)	$(0.21)	$(0.18)

	2006
	First	Second	Third	Fourth
Revenue	$35,127	$—	$—	$4,661
Research and development expenses	2,260,378	3,579,038	5,730,269	5,632,428
Selling, general and administrative expenses	1,149,170	1,338,842	1,489,502	1,479,881
Operating loss	(3,374,421)	(4,917,880)	(7,219,771)	(7,107,648)
Net loss available to common shareholders(1)	(3,282,183)	(4,569,537)	(6,917,695)	(5,946,221)
Loss per share available to common shareholders:
Basic and Diluted	$(0.15)	$(0.16)	$(0.24)	$(0.21)

(1)
Amount for fourth quarter includes a gain of $940,000 relating to the sale of ALS Inc.'s 50% ownership of Sarawak MediChem Pharmaceuticals

******

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Proceedures

        Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and15d-15(e) as of the end of the period covered by this report. Based upon that evaluation, management has concluded that our disclosure controls and procedures are effectively designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets to the Company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of the Company's assets that could have a material effect on the financial statements.

        Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

        Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework". Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

        This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control

        During the period covered by this report, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Board of Directors and Executive Officers" contained in our Notice of Annual Stockholders' Meeting and Proxy Statement to be filed within 120 days after the end of our fiscal year (the "2008 Proxy Statement").

Item 11.    Executive Compensation.

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Executive Compensation" within the 2008 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Stock Ownership" within the 2008 Proxy Statement.

Equity Compensation Plan Information

        The following table sets forth information regarding all securities that could be issued through the exercise of stock options and warrants:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securites remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,075,661	$2.91	743,880
Equity compensation plans not approved by security holders	—	—	—

Total	12,075,661	$2.91	743,880

Item 13.   Certain Relationships and Related Transactions.

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Certain Transactions" within the 2008 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Fees of Independent Registered Public Accounting Firm and Audit Committee Report" within the 2008 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)    (1)    Financial Statements

  The following consolidated financial statements of Advanced Life Sciences Holdings, Inc. are included in Part II, Item 8 of this report:

  Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets at December 31, 2007 and 2006

  Consolidated Statements of Operations for the years ended December 31, 2007, 2006, 2005 and period from inception (January 1, 1999) through December 31, 2007

  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005 and period from inception (January 1, 1999) through December 31, 2007

  Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, 2005 and period from inception (January 1, 1999) through December 31, 2007

  Notes to the Consolidated Financial Statements

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

(b)    Exhibits:

  See Item 15(a)(3) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on the 19th day of February, 2008.

ADVANCED LIFE SCIENCES HOLDINGS, INC.
By:	/s/ MICHAEL T. FLAVIN, PH.D.
Name:	Michael T. Flavin, Ph.D.
Title:	Chief Financial Officer
By:	/s/ R. RICHARD WIELAND II
Name:	R. Richard Wieland II
Title:	Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL T. FLAVIN, PH. D. Michael T. Flavin, Ph. D.	Chairman and Chief Executive Officer (Principal Executive Officer)	February 19, 2008
/s/ JOHN L. FLAVIN John L. Flavin	President and Director	February 19, 2008
/s/ R. RICHARD WIELAND II R. Richard Wieland II	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2008
/s/ SCOTT F. MEADOW Scott F. Meadow	Director	February 19, 2008
/s/ TERRY W. OSBORN, PH.D. Terry W. Osborn, Ph.D.	Director	February 19, 2008
/s/ THERON E. ODLAUG, PH.D. Theron E. Odlaug, Ph.D.	Director	February 19, 2008

/s/ RICHARD A. RECK Richard A. Reck	Director	February 19, 2008
/s/ ISRAEL RUBINSTEIN, M.D. Israel Rubinstein, M.D.	Director	February 19, 2008
/s/ ROSALIE SAGRAVES, PHARM. D. Rosalie Sagraves, Pharm. D.	Director	February 19, 2008
/s/ THOMAS V. THORNTON Thomas V. Thornton	Director	February 19, 2008

EXHIBIT INDEX

3.1		Amended and Restated Certificate of Incorporation of Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-1/A as exhibit 3.2 on July 1, 2005)
3.2		Certificate of Incorporation of Advanced Life Sciences, Inc. (as filed in our Amended Registration Statement on Form S-1/A as exhibit 3.1 on June 3, 2005)
3.3	*	Amended By-laws of Advanced Life Sciences Holdings, Inc. (as filed in our Current Report on Form 8-K as exhibit 3.1 on December 14, 2007)
4.1		Form of Warrant to Purchase Shares of Common Stock of Advanced Life Sciences Holdings, Inc. Stock. (as filed in our Current Report on Form 8-K as exhibit 4.2 on March 2, 2006)
4.2		Form of Warrant to Purchase Shares of Common Stock of Advanced Life Sciences Holdings, Inc. Stock. (as filed in our Current Report on Form 8-K as exhibit 4.2 on December 12, 2007)
10.1	**	Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and Michael T. Flavin, Ph.D. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.1 on November 14, 2007)
10.2	**	Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and John L Flavin. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.2 on November 14, 2007)
10.3	**	Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and R. Richard Wieland II. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.3 on November 14, 2007)
10.4	**	Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and Suseelan Pookote, Ph.D. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.4 on November 14, 2007)
10.5	**	Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and Ze-Qi Xu, Ph.D. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.5 on November 14, 2007)
10.6	**	Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and Patrick W. Flavin. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.6 on November 14, 2007)
10.7	**	Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and David Eiznhamer, Ph.D. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.7 on November 14, 2007)
10.8	**	Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and Michael J. Cogan. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.8 on November 14, 2007)
10.9	**	Stock Incentive Plan Assignment, Assumption and Amendment Agreement, dated December 13, 2004, by and between Advanced Life Sciences, Inc. and Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 10.1 on April 28, 2005)
10.10	**	Advanced Life Sciences Holdings, Inc. 2005 Stock Incentive Plan. (as filed in our Registration Statement on Form S-1 as exhibit 10.19 on April 28, 2005)
10.11	**	Form of option agreement
10.12	**	Advanced Life Sciences, Inc. Annual Bonus Plan. (as filed in our Registration Statement on Form S-1 as exhibit 10.18 on April 28, 2005)
10.13		Business Loan Amendment dated December 21, 2007, between Advanced Life Sciences Holdings, Inc. and Leaders Bank.(as filed in our Current Report on Form 8-K as exhibit 10.1 on December 26, 2007)

10.14		Amended and Restated Promissory Note Loan Amendment dated December 21, 2007, between Advanced Life Sciences Holdings, Inc. and Michael T. Flavin. (as filed in our Current Report on Form 8-K as exhibit 10.2 on December 26, 2007)
10.15		Assignment of Lease by Lessor with Consent of Lessee, dated November 1, 2004, by Flavin Ventures, LLC to Biostart Property Group, LLC. (as filed in our Registration Statement on Form S-1 as exhibit 10.20 on April 28, 2005)
10.16		First Amendment to Lease Agreement between Advanced Life Sciences, Inc. and BioStart Property Group, LLC. (as filed in our Current Report on Form 8-K as exhibit 10.2 on April 20, 2006)
10.17		License Agreement, dated December 13, 2004, by and between Abbott Laboratories and Advanced Life Sciences Holdings, Inc. (as amended on April 27, 2005, August 2, 2005 and August 5, 2005 as filed in our Current Report on Form 8-K as exhibit 10.10 on August 12, 2005)
10.18		Four Amendment to License Agreement between Advanced Life Sciences, Inc. and Abbott Laboratories. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.9 on November 14, 2007)
10.19		License Agreement, dated April 28, 2003, by and between The University of Chicago, as Operator of Argonne National Laboratory, and Advanced Life Sciences, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 10.11 on April 28, 2005)
10.20		Exclusive License Agreement, dated December 2, 1999, by and between the Board of Trustees of the University of Illinois and Advanced Life Sciences, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 10.12 on April 28, 2005)
10.21		Patent Assignment and License Agreement, dated January 24, 1989, Baxter International Inc. and Michael T. Flavin. (as filed in our Registration Statement on Form S-1 as exhibit 10.13 on April 28, 2005)
21.1		Subsidiaries of Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 21.1 on April 28, 2005)
21.2		Form of Indemnification Agreement (as filed in our Amended Registration Statement on Form S-1/A as exhibit 10.21 on June 3, 2005)
23.1	*	Consent of Deloitte & Touche LLP
31.1	*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(a)
32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(a)

(*)
Filed herewith.

(**)
Compensatory plan or arrangement.

QuickLinks

ADVANCED LIFE SCIENCES HOLDINGS, INC INDEX Form 10-K
PART I
  Item 1. Business.
Key U.S. Patents and Expiration Dates
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submissions of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED BALANCE SHEETS
ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS
ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 AND FOR THE PERIOD FROM INCEPTION (JANUARY 1, 1999) THROUGH DECEMBER 31, 2007
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
EXHIBIT INDEX