Form 10-K/A
period 2007-12-31
Advanced Life Sciences Holdings, Inc.
filed 2008-04-03
CIK 1322734

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

ADVANCED LIFE SCIENCES HOLDINGS, INC
INDEX
Form 10-K

	PART I	Page
	Explanatory Paragraph	2
Item 1.	Business	2
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
	PART II
Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	27
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 8.	Financial Statements and Supplementary Data	35
	Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	36
	Consolidated Statements of Operations for the years ended December 31, 2007, 2006, 2005 and period from inception (January 1, 1999) through December 31, 2007	37
	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006, 2005 and period from inception (January 1, 1999) through December 31, 2007	38
	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, 2005 and period from inception (January 1, 1999) through December 31, 2007	39
	Notes to Consolidated Financial Statements	40
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	55
Item 9A.	Controls and Procedures	55
Item 9B.	Other Information	56
	PART III
Item 10.	Directors and Executive Officers of the Registrant	57
Item 11.	Executive Compensation	57
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	57
Item 13.	Certain Relationships and Related Transactions	57
Item 14.	Principal Accountant Fees and Services	57
	PART IV
Item 15.	Exhibits	58

EXPLANATORY NOTE

        The sole purpose of this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2007 is to amend the titles of our officers, Michael T. Flavin and R. Richard Wieland II, set forth on the top of the signature page contained on page 59 of the report in order to correct a transposition error made by our printer.

        No other change or amendment is being made to the original Form 10-K, which was filed with the Securities and Exchange Commission on February 19, 2008. For convenience of the reader, the original Form 10-K, as restated to reflect the amendment noted above, is provided in its entirety with this Amendment No. 1 on Form 10-K/A.

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

(b)    Exhibits:

  See Item 15(a)(3) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on the 3rd day of April, 2008.

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

Signature	Title	Date

/s/ MICHAEL T. FLAVIN, PH. D. Michael T. Flavin, Ph.D.	Chairman and Chief Executive Officer (Principal Executive Officer)	February 19, 2008
/s/ JOHN L. FLAVIN John L. Flavin	President and Director	February 19, 2008
/s/ R. RICHARD WIELAND II R. Richard Wieland II	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2008
/s/ SCOTT F. MEADOW Scott F. Meadow	Director	February 19, 2008
/s/ TERRY W. OSBORN, PH.D. Terry W. Osborn, Ph.D.	Director	February 19, 2008
/s/ THERON E. ODLAUG, PH.D. Theron E. Odlaug, Ph.D.	Director	February 19, 2008

/s/ RICHARD A. RECK Richard A. Reck	Director	February 19, 2008
/s/ ISRAEL RUBINSTEIN, M.D. Israel Rubinstein, M.D.	Director	February 19, 2008
/s/ ROSALIE SAGRAVES, PHARM. D. Rosalie Sagraves, Pharm.D.	Director	February 19, 2008
/s/ THOMAS V. THORNTON Thomas V. Thornton	Director	February 19, 2008

EXHIBIT INDEX

3.1		Amended and Restated Certificate of Incorporation of Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-1/A as exhibit 3.2 on July 1, 2005)
3.2		Certificate of Incorporation of Advanced Life Sciences, Inc. (as filed in our Amended Registration Statement on Form S-1/A as exhibit 3.1 on June 3, 2005)
3.3	*	Amended By-laws of Advanced Life Sciences Holdings, Inc. (as filed in our Current Report on Form 8-K as exhibit 3.1 on December 14, 2007)
4.1		Form of Warrant to Purchase Shares of Common Stock of Advanced Life Sciences Holdings, Inc. Stock. (as filed in our Current Report on Form 8-K as exhibit 4.2 on March 2, 2006)
4.2		Form of Warrant to Purchase Shares of Common Stock of Advanced Life Sciences Holdings, Inc. Stock. (as filed in our Current Report on Form 8-K as exhibit 4.2 on December 12, 2007)
10.1	**	Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and Michael T. Flavin, Ph.D. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.1 on November 14, 2007)
10.2	**	Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and John L Flavin. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.2 on November 14, 2007)
10.3	**	Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and R. Richard Wieland II. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.3 on November 14, 2007)
10.4	**	Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and Suseelan Pookote, Ph.D. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.4 on November 14, 2007)
10.5	**	Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and Ze-Qi Xu, Ph.D. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.5 on November 14, 2007)
10.6	**	Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and Patrick W. Flavin. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.6 on November 14, 2007)
10.7	**	Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and David Eiznhamer, Ph.D. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.7 on November 14, 2007)
10.8	**	Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and Michael J. Cogan. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.8 on November 14, 2007)
10.9	**	Stock Incentive Plan Assignment, Assumption and Amendment Agreement, dated December 13, 2004, by and between Advanced Life Sciences, Inc. and Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 10.1 on April 28, 2005)
10.10	**	Advanced Life Sciences Holdings, Inc. 2005 Stock Incentive Plan. (as filed in our Registration Statement on Form S-1 as exhibit 10.19 on April 28, 2005)
10.11	**	Form of option agreement
10.12	**	Advanced Life Sciences, Inc. Annual Bonus Plan. (as filed in our Registration Statement on Form S-1 as exhibit 10.18 on April 28, 2005)
10.13		Business Loan Amendment dated December 21, 2007, between Advanced Life Sciences Holdings, Inc. and Leaders Bank.(as filed in our Current Report on Form 8-K as exhibit 10.1 on December 26, 2007)

10.14		Amended and Restated Promissory Note Loan Amendment dated December 21, 2007, between Advanced Life Sciences Holdings, Inc. and Michael T. Flavin. (as filed in our Current Report on Form 8-K as exhibit 10.2 on December 26, 2007)
10.15		Assignment of Lease by Lessor with Consent of Lessee, dated November 1, 2004, by Flavin Ventures, LLC to Biostart Property Group, LLC. (as filed in our Registration Statement on Form S-1 as exhibit 10.20 on April 28, 2005)
10.16		First Amendment to Lease Agreement between Advanced Life Sciences, Inc. and BioStart Property Group, LLC. (as filed in our Current Report on Form 8-K as exhibit 10.2 on April 20, 2006)
10.17		License Agreement, dated December 13, 2004, by and between Abbott Laboratories and Advanced Life Sciences Holdings, Inc. (as amended on April 27, 2005, August 2, 2005 and August 5, 2005 as filed in our Current Report on Form 8-K as exhibit 10.10 on August 12, 2005)
10.18		Four Amendment to License Agreement between Advanced Life Sciences, Inc. and Abbott Laboratories. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.9 on November 14, 2007)
10.19		License Agreement, dated April 28, 2003, by and between The University of Chicago, as Operator of Argonne National Laboratory, and Advanced Life Sciences, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 10.11 on April 28, 2005)
10.20		Exclusive License Agreement, dated December 2, 1999, by and between the Board of Trustees of the University of Illinois and Advanced Life Sciences, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 10.12 on April 28, 2005)
10.21		Patent Assignment and License Agreement, dated January 24, 1989, Baxter International Inc. and Michael T. Flavin. (as filed in our Registration Statement on Form S-1 as exhibit 10.13 on April 28, 2005)
21.1		Subsidiaries of Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 21.1 on April 28, 2005)
21.2		Form of Indemnification Agreement (as filed in our Amended Registration Statement on Form S-1/A as exhibit 10.21 on June 3, 2005)
23.1	*	Consent of Deloitte & Touche LLP
31.1	*	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	*	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(a)
32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(a)

(*)
Filed herewith.

(**)
Compensatory plan or arrangement.

QuickLinks

ADVANCED LIFE SCIENCES HOLDINGS, INC INDEX Form 10-K
EXPLANATORY NOTE
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