Form 10-Q
period 2008-03-31
Advanced Life Sciences Holdings, Inc.
filed 2008-05-07
CIK 1322734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

As of  May 5, 2008, the registrant had 38,502,987  shares of common stock, $0.01 par value per share, outstanding.

ADVANCED LIFE SCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTITY)
INDEX
Form 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)
Item 1.	Consolidated Financial Statements:
Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007
Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 and for the period from inception (January 1, 1999) through March 31, 2008
Consolidated Statements of Stockholders’ Equity for period from inception (January 1, 1999) through March 31, 2008
Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and for the period from inception (January 1, 1999) through March 31, 2008
Notes to Consolidated Financial Statements
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
Exhibit Index

PART I — FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,589,640	$18,324,991
Prepaid insurance	155,953	251,493
Prepaid clinical trial expenses	—	926,168
Other prepaid expenses and deposits	93,500	140,359

Total current assets	12,839,093	19,643,011

PROPERTY AND EQUIPMENT:
Furniture and fixtures	227,825	221,417
Laboratory equipment	159,186	159,186
Computer software and equipment	245,812	242,707
Leasehold improvements	502,798	177,253

Total property and equipment—at cost	1,135,621	800,563
Less accumulated depreciation	(595,429)	(542,032)

Property and equipment—net	540,192	258,531

OTHER ASSETS:
Other assets	18,750	10,000

Total other assets	18,750	10,000

TOTAL ASSETS	$13,398,035	$19,911,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,458,912	$2,685,751
Accrued clinical trial expenses	754,402	2,776,543
Other accrued expenses	463,347	330,441
Accrued interest payable	21,070	22,756
Short-term lease payable	7,538	7,259
Short-term notes payable - related party	2,000,000	—

Total current liabilities	4,705,269	5,822,750

Long-term lease payable	10,824	12,818
Long-term grant payable	500,000	500,000
Long-term notes payable - related party	—	2,000,000
Notes payable	3,915,000	3,915,000

Total liabilities	9,131,093	12,250,568

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value—60,000,000 shares authorized; 38,502,987 issued and outstanding at March 31, 2008; 38,502,987 shares issued and outstanding at December 31, 2007	385,030	385,030
Additional paid-in capital	107,007,634	106,859,532
Deficit accumulated during the development stage	(103,125,722)	(99,583,588)

Total stockholders’ equity	4,266,942	7,660,974

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,398,035	$19,911,542

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			Period From
			Inception
			(January 1, 1999)
	Three months ended March 31,		Through
	2008	2007	March 31, 2008
Revenue:
Management fees	$—	$—	$1,161,180
Grants	—	—	1,035,571
Royalty—related party	—	—	45,238

Total revenue	—	—	2,241,989

Expenses:
Research and development	1,868,054	9,050,912	76,739,162
Contracted research and development—related party	—	—	7,980,299
Selling, general and administrative	1,726,366	1,548,163	21,658,454

Total expenses	3,594,420	10,599,075	106,377,915

Loss from operations	(3,594,420)	(10,599,075)	(104,135,926)

Net other income:
Interest income	(156,641)	(306,569)	(2,798,657)
Interest expense	104,355	116,434	2,727,505
Gain on sale of interest in Sarawak Medichem Pharmaceuticals joint venture	—	—	(939,052)

Net other income	(52,286)	(190,135)	(1,010,204)

Net loss	(3,542,134)	(10,408,940)	(103,125,722)

Less accumulated preferred stock dividends of subsidiary for the period	43,750	43,750	1,538,542

Net loss available to common shareholders	$(3,585,884)	$(10,452,690)	$(104,664,264)

Net loss per share available to common shareholders - basic and diluted	$(0.09)	$(0.37)

Weighted average shares outstanding - basic and diluted	38,502,987	28,287,310

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

BALANCE—January 1, 1999 (inception)	—	$—	$—	$—	$—

Issuance of stock (at inception)	1,588,000	250,000	—	—	250,000
Issuance of stock related to option exercises	41,685	6,563
Compensation expense related to stock options (December 2004)	—	—	20,701	—	20,701
Exchange of shares under recapitalization (December 2004)	(1,629,685)	(256,563)	—	—	(256,563)
Issuance of shares under recapitalization (December 2004)	9,482,015	94,820	161,743	—	256,563
Capital contributions (December 2004)	—	—	12,711,330	—	12,711,330
Issuance of 14,887 warrants (December 2004)	—	—	11,898	—	11,898
Issuance of common stock in exchange for licenses (December 2004)	1,122,569	11,226	8,988,774	—	9,000,000
Net loss (since inception)	—	—	—	(40,274,293)	(40,274,293)

BALANCE—December 31, 2004	10,604,584	106,046	21,894,446	(40,274,293)	(18,273,801)

Issuance of common stock, net of offering costs (August 2005)	6,721,814	67,218	29,210,558	—	29,277,776
Issuance of stock related to option exercises	63,924	639	14,240	—	14,879
Compensation expense related to stock options	—	—	696,204	—	696,204
Issuance of common stock in exchange for
reduction of milestones payable (August 2005)	600,000	6,000	3,000,000	—	3,006,000
Modification of 14,887 warrants (August 2005)	—	—	18,925	—	18,925

Net loss	—	—	—	(6,444,246)	(6,444,246)

BALANCE—December 31, 2005	17,990,322	179,903	54,834,373	(46,718,539)	8,295,737

Issuance of common stock, net of offering costs (March 2006)	10,233,464	102,335	33,266,653	—	33,368,988
Issuance of stock related to option exercises	58,891	589	8,656	—	9,245
Compensation expense related to stock options	—	—	261,171	—	261,171

Net loss	—	—	—	(20,540,636)	(20,540,636)

BALANCE—December 31, 2006	28,282,677	$282,827	$88,370,853	$(67,259,175)	$21,394,505

Issuance of common stock, net of offering costs (December 2007)	10,191,083	101,911	17,750,327	—	17,852,238
Issuance of stock related to option exercises	29,227	292	4,296	—	4,588
Compensation expense related to stock options	—	—	734,056	—	734,056

Net loss	—	—	—	(32,324,413)	(32,324,413)

BALANCE—December 31, 2007	38,502,987	$385,030	$106,859,532	$(99,583,588)	$7,660,974

Issuance of common stock, net of offering costs	—	—	(62,880)	—	(62,880)
Issuance of stock related to option exercises	—	—	—	—	—
Compensation expense related to stock options	—	—	210,982	—	210,982

Net loss	—	—	—	(3,542,134)	(3,542,134)

BALANCE—March 31, 2008	38,502,987	$385,030	$107,007,634	$(103,125,722)	$4,266,942

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Inception
	Three months ended		(January 1, 1999)
	March 31,		Through
	2008	2007	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,542,134)	$(10,408,940)	$(103,125,722)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	53,397	52,091	676,171
Non-cash interest expense	1,250	9,442	102,073
Stock compensation expense	210,982	189,394	1,923,114
Non-cash research and development	—	—	24,466,667
Non-cash settlement of milestone payment	—	—	6,000
Gain on sale of interest in Sarawak Medichem Pharmaceuticals (SMP)	—	—	(939,052)
Loss on disposal	—	1,583	13,294
Changes in operating assets and liabilities:
Clinical supplies	—	—	533,333
Prepaid expenses	1,068,567	(334,503)	(258,001)
Other assets	—	—	(1,452)
Accounts payable	(1,238,622)	4,224,747	1,447,129
Accrued expenses	(1,889,235)	1,312,711	1,217,749
Licenses payable	—	—	(11,000,000)
Accrued interest on debt	(1,686)	(22,756)	599,133

Net cash flows from operating activities	(5,337,481)	(4,976,231)	(84,339,564)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(323,275)	(23,891)	(1,053,623)
Proceeds from the sale of SMP	—	—	939,052
Proceeds from the sales of investments	—	—	31,557,158
Purchase of investments	—	—	(31,557,158)

Net cash flows from investing activities	(323,275)	(23,891)	(114,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	(62,880)	—	87,645,697
Proceeds from issuance of notes payable	—	—	12,933,691
Payments on notes payable	—	—	(3,915,000)
Proceeds from grants	—	—	500,000
Proceeds from stock options exercised	—	785	35,275
Payments on deferred financing	(10,000)	—	(10,000)
Payments on capital leases	(1,715)	(5,373)	(145,888)

Net cash flows from financing activities	(74,595)	(4,588)	97,043,775

NET (DECREASE) INCREASE IN CASH	(5,735,351)	(5,004,710)	12,589,640

CASH—Beginning of period	18,324,991	27,054,947	—

CASH—End of period	$12,589,640	$22,050,237	$12,589,640

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid during the period for interest	$114,790	$117,044	$2,027,596

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Noncash investment activity:
Purchase of property and equipment under capital leases	$—	$17,733	$164,249
Capital expenses included in accounts payable	11,783	—	11,783
Noncash financing activity:
Issuance of common shares for licenses	—	—	9,000,000
Issuance of common shares for reduction of milestone payment	—	—	3,000,000
Debt discount	—	—	30,823
Deferred financing costs	$—	$—	$30,000

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC
( A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

Basis of Presentation-The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made.  Therefore, these consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements for the year ended December 31, 2007 and notes thereto. The consolidated financial statements include the accounts of the Advanced Life Sciences Holdings, Inc. and its wholly-owned subsidiary Advanced Life Sciences, Inc. (“ALS Inc.”)  All intercompany balances and transactions have been eliminated.  The results of operations for any interim period are not necessarily indicative of the results of operations expected for the full year.

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

Business and Credit Risks- The Company is subject to risks and uncertainties common to drug discovery companies, including technological change, potential infringement on intellectual property of third parties, new product development, regulatory approval and market acceptance of its products, activities of competitors and its limited operating history.  The Company has incurred losses since its incorporation in January 1999.  The Company has funded its operations to date primarily from debt financings and capital contributions from its founder and Chief Executive Officer, proceeds from the initial public offering of its common stock and the subsequent sale of its common stock in two private placements.  The Company will not be generating any product-based revenues or realizing cash flows from operations in the near term, and will require additional financing to meet its milestone obligation that is trigged upon filing the NDA for cethromycin.  The Company is involved in active discussions with several potential commercial partners and anticipates securing a partner during 2008.  The Company believes, based upon current market conditions, a commercial partnership agreement would include a series of milestone payments, including up-front milestones, that would fund the Abbott milestone payments due upon filing the NDA and approval, if any, of the NDA by the FDA.  Although management believes the Company could secure a commercial partnership, there can be no assurances that such partnership will be available at terms acceptable to the Company, if at all.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.     Private Placement

In December 2007, the Company raised approximately $17.8 million, net of underwriting discounts and offering expenses, in connection with the issuance of 10,191,083 shares and warrants to purchase 5,095,542 shares of its common stock at $1.96 per share.  The exercise price of the warrants is $2.15 per share and they expire in December 2012.

3.     Related Party Transactions

The Company’s Chief Executive Officer, Michael T. Flavin Ph.D., loaned $2.0 million to the Company in 2001 (see Note 4).  Interest expense of $38,750 and $38,750 was recorded for the three months ended March 31, 2008 and 2007, respectively, related to the note.

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

The Company leases facilities from the BioStart Property Group, LLC. (“BioStart”), a wholly-owned subsidiary of Flavin Ventures, which is owned by the Company’s Chief Executive Officer.  Lease payments totaled approximately $79,000  and $74,000 for the three months ended March 31, 2008 and 2007, respectively.

4.     Debt Obligations

In September 2001, the Company incurred indebtedness under a $2.0 million promissory note with the Chief Executive Officer of the Company, which bears interest at 7.75%.  Principal plus any accrued interest is due in a lump sum on January 5, 2009.  As of March 31, 2008 and December 31, 2007, the Company had $2.0 million outstanding under the note.

The Company had a $4.0 million straight line of credit with a financial institution with a fixed interest rate of 6.75% per annum and a maturity date of January 1, 2008.  On December 21, 2007, the Company reached an agreement to restructure the line by extending the maturity date to January 1, 2010, changing the form of the line to a revolving line of credit and changing the fixed interest rate to a floating rate indexed to the Prime rate.  Borrowings under the line will bear interest at the prevailing Prime rate, less 75 basis points.  The interest rate cannot be lower than 6.25% nor can the rate exceed 8.00%.  The new note was executed on January 31, 2008.  The line of credit is secured by substantially all of the Company’s assets, except that the collateral specifically excludes any rights that the Company may have as a result of its license agreement with Abbott Laboratories for cethromycin, and is further secured by 2.5 million shares of the Company’s common stock held by ALS Ventures, LLC.  The credit agreement contains a material adverse change clause, which is subject to the judgment of the lender and, if triggered, can accelerate the payment of the debt.  As of March 31, 2008 and December 31, 2007, the Company had $3.9 million outstanding under the note.

5.     Commitments

Vendor Contracts- The Company administers its cethromycin development program largely under contracts with third parties.  To date, contracts totaling $42.3 million, net of expected savings of $2.8 million, have been executed related to the cethromycin program, which includes anthrax related studies.  The remaining balance of $3.7 million is expected to be paid over the next six months.  In addition, to date the Company has executed $323,000 in contracts related to the ALS-357 program, of which the majority of the remaining balance of $27,000 is expected to be paid in 2008.

Grant Payable- In April 2005, the Company was awarded a $500,000 grant from the State of Illinois to fund expansion of its corporate headquarters in Woodridge, IL.  Under the terms of the grant, the Company is to utilize or obligate the funds for construction costs associated with expanding its corporate headquarters between January 31, 2005 and December 31, 2007 (“construction period”) and create 100 full-time jobs at the same location between January 31, 2005 and December 31, 2010 (“grant period”).  Funds that are not expended in a manner consistent with the grant award are to be repaid at the end of the construction period.  In addition, if the Company does not create the specified number of full-time jobs, it is required to repay the grant proceeds on a pro-rata basis of actual jobs created compared to the total defined in the grant.  As of December 31, 2007, the entire grant had been spent or obligated and therefore the $500,000 has been classified as a long-term liability as the Company must create and maintain positions created during the grant period through January 31, 2010.  If the Company does not create and maintain the 100 positions, it will owe the State of Illinois grant proceeds equal to a pro-rata share of the positions that were created and retained as compared to the total created during the grant period.  Through March 31, 2008, fifteen new jobs have been created and retained since the grant was awarded.

6.     Stock Option Grants

For the three months ended March 31, 2008 and 2007, the Company granted stock options to purchase up to 708,800 and 667,600 shares of common stock, respectively, to certain employees and directors. The exercise price of the options was the market price of the Company’s common stock on the date of grant.  The Company recognized compensation expense totaling approximately $211,000 and $189,000 for the three months ended March 31, 2008 and 2007, respectively in accordance with SFAS No. 123 (R), Share based Payment.

7.     Net Loss Per Share

Basic loss per share is computed by dividing net loss by the number of weighted average common shares outstanding during the reporting period.  Diluted loss per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.  The computation of diluted shares outstanding for the quarters ended March 31, 2008 and 2007 excludes incremental shares of 12,780,851 and 6,936,901, respectively, related to employee stock options and warrants.  These shares are excluded due to their anti-dilutive effect as a result of the Company’s losses for the quarters ended March 31, 2008 and 2007.

8.     Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”).  SFAS 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements.  The principles apply under accounting pronouncements which require measurement of fair value.  The adoption of SFAS 157 did not have a material impact on the Company’s statements of financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007)  Business Combinations (“SFAS 141R”) and SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulleting No. 51 (“SFAS 160”). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interest and classified as a component of equity.  SFAS 141R and SFAS 160 are effective beginning the first fiscal quarter of 2010.  Early adoption is not permitted.  The Company does not expect the adoption of either SFAS 141R or SFAS 160 will have a material impact on its statements of financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts.  Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected.  The adoption of SFAS 159 did not have a material impact on the Company’s statements of financial position, results of operations and cash flows.

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of SFAS 161 is required for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its statements of financial position, results of operations and cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs in the areas of infectious disease, oncology and inflammation. Using our internal discovery capabilities and our network of pharmaceutical and academic partners, we have assembled a promising pipeline of clinical and preclinical product candidates. Our most advanced product candidate, cethromycin, is a novel once-a-day oral antibiotic that recently completed pivotal phase III clinical trials in community acquired pneumonia (“CAP”) and is in Phase III clinical development for the treatment of respiratory tract infections. We also have product candidates in earlier stages of development for the treatment of indications including inflammation-related tissue damage and malignant melanoma.

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

Since our inception, we have incurred net losses each year. Our net loss for the three months ended March 31, 2008 was $3.5 million.  As of March 31, 2008, we had an accumulated deficit of $103.1 million. Our operations to date have been funded principally through proceeds from our initial public offering, our private placements in March 2006 and December 2007, debt and capital contributions made principally by our founder and Chief Executive Officer and borrowings under our bank line of credit.  We currently do not have sufficient cash or other funding available to complete our anticipated business activities during 2008 if we submit our cethromycin NDA without securing a commercial partnership that provides additional capital.  As a result, there is significant doubt about our ability to continue as a going concern.

In December 2007, we raised approximately $17.8 million, net of underwriting discounts and offering expenses, in connection with the issuance of 10,191,083 shares and warrants to purchase 5,095,542 shares of our common stock at $1.96 per share.  The exercise price of the warrants is $2.15 per share and they expire in December 2012.

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

We completed the two pivotal Phase III clinical trials during 2007.  In each trial, cethromycin achieved non-inferiority in its primary endpoint of per protocol clinical cure rate compared to Biaxin ® (clarithromycin) in CAP.  Cethromycin was evaluated using a 300 mg once-daily dosing regimen compared to 250 mg twice-daily dosing for Biaxin ®, both over a seven-day course of therapy.  No drug-related serious adverse events were observed in any study subject.  Liver function tests and electrocardiogram monitoring demonstrated no significant differences between subjects receiving cethromycin and subjects receiving Biaxin ®, consistent with the hepatic and cardiac side effect profile reported in cethromycin’s previous clinical trials.

In February 2008, we announced the results from Trial CL07-001, a thorough QT study of cethromycin.  This study was conducted to evaluate the cardiac safety of cethromycin.  The FDA usually requires thorough QT studies for all new chemical entities because prolongation in QT interval (corrected for changes in heart rate, or QTc) may signify an increased risk of developing cardiac arrhythmias.  Trial CL07-001 evaluated the potential of cethromycin to cause a prolongation in electrocardiographic QT interval in accordance with FDA and ICH E14 guidance.  At the therapeutic and supratherapeutic doses, cethromycin shows no signal of any electrocardiographic effects and hence supported its favorable cardiac safety profile.

Cethromycin has also been demonstrated to have significant in vitro activity against over 30 anthrax (Bacillus anthracis) strains.  During the third quarter of 2007, we concluded a study testing cethromycin’s efficacy in treating inhalation anthrax post-exposure for prophylaxis in non-human primates.  Results from this study demonstrated that a thirty (30) day course of oral cethromycin at a 16 mg/kg of once-daily dosing (the human equivalent dose of 300 mg) was 100% protective against a lethal dose of inhaled B. anthracis Ames strain spores.   We are collaborating with the National Institute of Infectious Diseases to evaluate cethromycin’s potential in preventing inhalational anthrax and other high-priority bioterror agents.

In April 2008, the FDA Anti-Infective Drugs Advisory Committee met to discuss product development and clinical trial design for antibiotics that treat community acquired pneumonia.  The Advisory Committee voted in favor of the use of non-inferiority trials for mild to moderate or outpatient CAP and for moderate to severe or inpatient CAP.  Also in April, we had a pre-NDA meeting with FDA officials and agreed to submit the NDA for cethromycin in the community acquired pneumonia indication forthwith.  The submission is expected to occur during the third quarter of this year.

There can be no assurance that the FDA will file our NDA application when submitted or that once filed, it will be approved.  In addition, we do not expect to receive FDA approval for commercialization of cethromycin until 2009 at the earliest.  As of March 31, 2008, we estimate that our cethromycin development program will require an additional $43.7 million in research and development expenditures which includes $40.0 million in additional milestone payments to Abbott, $1.5 million to complete the cethromycin clinical trials and $2.2 million for the preparation of the cethromycin NDA and other commercialization-related costs.  Our $10.0 million and $30.0 million Abbott milestone payments are triggered upon submitting an NDA and receiving FDA approval, respectively.  Development timelines and related costs are difficult to estimate and may vary significantly from our current estimates.

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

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Revenue. The Company had no revenue in the three month periods ended March 31, 2008 and 2007.

Research and development expense.  Research and development expense decreased $7.2 million to $1.9 million for the three months ended March 31, 2008.  The largest component of the total decline was cethromycin clinical trial expenses which ended the quarter $5.0 million lower than the same period last year.  We incurred $0.5 million and $5.5 million of clinical trial expense during the first quarter of 2008 and 2007, respectively.

Data from the second of two Pivotal Phase III clinical trials was released in November of 2007 effectively bringing the trials to their natural conclusion.  The expenses incurred during the first quarter of 2008 represent the remainder of the expenses we expect to incur under these trials.  Expenses incurred to compile our NDA totaled $0.5 million for the three months ended March 31, 2008 and represented a decline of $1.6 million when compared to the same period last year.  The majority of this decrease is attributable to our cethromycin bulk-scale manufacturing program which was successfully concluded during the third quarter of 2007.  Expenses related to our study testing cethromycin’s efficacy in treating inhalation anthrax post-exposure for the prophylaxis in non-human primates declined $0.8 million for the three months ended March 31, 2008 as compared to the same period last year.  This study was completed during the third quarter of 2007.  Manufacturing expenses incurred in relation to process optimization activities of cethromycin totaled $0.3 million for the first quarter of 2008 and were entirely incremental to the same period in the previous year.

General and administrative expense. General and administrative expenses increased $0.2 million to $1.7 million for the three months ended March 31, 2008.  The increase was equally attributable to our national cethromycin advisory board and higher compensation and benefit expenses of the existing staff.

Interest income.  Interest income declined $0.1 million to $0.2 million for the three months ended March 31, 2008.

Interest expense. Interest expense was $0.1 million for the three months ended March 31, 2008 and was consistent with the same period last year.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development and general and administrative expenses.  To date, we have not generated any revenues from the sale of products, and we do not expect to generate any such revenues for a number of years, if at all.  As a result, we have incurred an accumulated deficit of $103.1 million as of March 31, 2008 and we expect to incur significant operating losses for the foreseeable future.  Cash and cash equivalents was $12.6 million as of March 31, 2008.  Since our inception in 1999 to August 2005, we financed our operations primarily through debt and capital contributions from our founder and controlling stockholder and borrowings under our bank line of credit.  In August 2005 we completed our initial public offering in which we raised $28.7 million, net of underwriters discount and offering costs.  In March 2006 we completed a private placement in which we raised $33.4 million, net of underwriters discount and offering costs.  In December 2007 we completed a second private placement in which we raised $17.8 million, net of underwriters discount and offering costs.  As of March 31, 2008 we had a working capital of $8.1 million.

In September 2001, our Chief Executive Officer made a $2.0 million loan to us. The loan accrues interest at the rate of 7.75%, and is due and payable on January 5, 2009.   The balance of the loan was $2.0 million as of March 31, 2008.

We have a $4.0 million line of credit with a local financial institution.  As of March 31, 2008, the line of credit had an outstanding balance of $3.9 million bearing interest at a floating rate based upon prime, minus 75 basis points.  The rate cannot be lower than 6.25% or exceed 8.0%.  As of March 31, 2008 the rate was 6.25%.  The line of credit is secured by substantially all of our assets, excluding any rights that we may have as result of our license agreement with Abbott Laboratories for cethromycin.  The line of credit is also secured by 2.5 million shares of our common stock held by Flavin Ventures. See Note 3 to the consolidated financial statements.

During the three months ended March 31, 2008, cash used in operating activities totaled $5.3 million.  Approximately $3.8 million was used for the development of cethromycin, $200,000 for Anthrax trials, $94,000 for research activities related to our proprietary portfolio of compounds and $1.2 million for general operations net of $162,000 in interest income.

Contractual Obligations

As of March 31, 2008, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of executed research, development and license agreements are as follows:

	Payments Due by December 31,
	2008	2009	2010	2011	2012	Total
Notes payable	$—	$2,000,000	$3,915,000	$—	$—	$5,915,000
Interest	301,797	246,321	304	—	—	548,422
Cethromycin clinical & NDA costs	3,427,502	—	—	—	—	3,427,502
ALS-357 clinical supplies	26,665	—	—	—	—	26,665
Operating leases	100,405	—	—	—	—	100,405
Capital leases	5,545	8,468	4,350	—	—	18,363

Total	$3,861,914	$2,254,789	$3,919,654	$—	$—	$10,036,357

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

In the first four months of 2008 we executed cethromycin-related contracts totaling $722,000.  Of the total contracts executed, $490,000 related to process optimization of our commercial manufacturing program, $65,000 related to the development of an intravenous formulation for cethromycin, $69,000 related to exploring biodefense uses of cethromycin and $98,000 related to the compilation of our cethromycin NDA and NDA directed studies.

We anticipate executing a contract during the second quarter to initiate a Phase I/II clinical trial of our anti-melanoma compound ALS-357.  This trial will assess the safety, tolerability, and preliminary efficacy of ALS-357 when administered topically to patients with cutaneous metastatic melanoma.  If executed, the contract is expected to total approximately $867,000 which represents the upper limit of cost if the maximum number of patients are enrolled.  To the extent fewer patients are required as determined by the protocol; expenses related to the trial could be lower.  Enrollment will be based upon a number of factors which are difficult to forecast and therefore we cannot reasonably estimate the true cost of the trial beyond what is defined as the maximum limit per the contract.

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

Research and Development

Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of our proprietary product portfolio.  All such costs are expensed as incurred.  Clinical trial costs incurred by third parties are expensed as the contracted work is performed.  We estimate both the total cost and time period of the trials and the percent completed as of that accounting date.  We believe that the estimates made as of March 31, 2008 are reflective of the actual expenses incurred as of that date.

Stock-based Compensation

We account for stock-based awards to employees and non-employees using the accounting provisions of Statement of Financial Accounting Standards No. 123(R) Share-based Payments which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation.  We use a Black-Scholes options-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred.  The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options.  Since we have a limited history of stock activity, expected volatility is based on historical volatility of our stock since August 5, 2005, the date our stock began to trade publicly.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected lives for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted.  We estimate future forfeits of options based upon historical forfeit rates.

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

PART II — OTHER INFORMATION

Item 5. Other Information

On May 1, 2008, the Company conducted its annual meeting of shareholders.  At the meeting, the shareholders elected Dr. Michael T. Flavin and Messrs. Scott F. Meadow and Thomas V. Thornton to the Company's Board of Directors each for a term of three years and ratified the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm for fiscal year 2008. The shareholders also approved the amendment of the 2005 Advanced Life Sciences Holdings, Inc. Stock Incentive Plan to provide 1,900,000 additional stock options for grant under the Plan.

On May 2, 2008, the Company appointed Michael J. Cogan as Vice President and Chief Accounting Officer, effective immediately.  Mr. Cogan was formerly Vice President and Controller of the Company.

Mr. Cogan, 37, joined ADLS in October 2004 as Director of Finance and Controller.  He was promoted to Vice President and Controller in February 2007.  Prior to joining the Company, Mr. Cogan served as the Corporate Controller for the PRIMIS Marketing Group, a venture-backed direct marketing firm located in Chicago, Illinois.  From 1996 to 2003 Mr. Cogan served as the Corporate Controller for MediChem Life Sciences where he directed the accounting and finance functions through several rounds of private financing, an initial public offering and multiple acquisition transactions.  Mr. Cogan earned his C.P.A. after graduating from the University of Illinois with a B.S. in accounting and a B.S. in Finance.  He also holds an M.B.A. from DePaul University.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Number	Description

10.1	Amended and Restated Employment agreement, dated May 2, 2008 between Advanced Life Sciences, Inc. and Michael J. Cogan.

10.2	Advanced Life Sciences Holdings, Inc. 2005 Stock Incentive Plan (as Amended)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Life Sciences Holdings, Inc.

By:	/s/ Michael T. Flavin, Ph.D.

Michael T. Flavin, Ph.D.
Chairman of the Board
and Chief Executive Officer

By:	/s/ John L. Flavin

John L. Flavin
President and
Chief Financial Officer

Dated: May 7, 2008

EXHIBIT INDEX

Number	Description

10.1	Amended and Restated Employment agreement, dated May 2, 2008 between Advanced Life Sciences, Inc. and Michael J. Cogan.

10.2	Advanced Life Sciences Holdings, Inc. 2005 Stock Incentive Plan (as Amended)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.