Form 10-Q
period 2008-06-30
Advanced Life Sciences Holdings, Inc.
filed 2008-08-14
CIK 1322734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer.  See the definitions of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

As of  August 11, 2008, the registrant had 38,521,987  shares of common stock, $0.01 par value per share, outstanding.

ADVANCED LIFE SCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTITY)
INDEX

Form 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)
Item 1.	Consolidated Financial Statements:
Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007
Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 and for the period from inception (January 1, 1999) through June 30, 2008
Consolidated Statements of Stockholders’ Equity for period from inception (January 1, 1999) through June 30, 2008
Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and for the period from inception (January 1, 1999) through June 30, 2008
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
Exhibit Index

PART I — FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,054,421	$18,324,991
Prepaid insurance	48,527	251,493
Prepaid clinical trial expenses	—	926,168
Other prepaid expenses and deposits	89,360	140,359

Total current assets	9,192,308	19,643,011

PROPERTY AND EQUIPMENT:
Furniture and fixtures	232,461	221,417
Laboratory equipment	159,186	159,186
Computer software and equipment	250,104	242,707
Leasehold improvements	502,798	177,253

Total property and equipment–at cost	1,144,549	800,563
Less accumulated depreciation	(659,108)	(542,032)

Property and equipment–net	485,441	258,531

OTHER ASSETS	23,018	10,000

TOTAL ASSETS	$9,700,767	$19,911,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$200,976	$2,685,751
Accrued clinical trial and NDA expenses	1,144,749	2,776,543
Other accrued expenses	811,925	330,441
Accrued interest payable	20,391	22,756
Short-term lease payable	7,832	7,259
Short-term notes payable - related party	2,000,000	—

Total current liabilities	4,185,873	5,822,750

Long-term lease payable	8,751	12,818
Long-term grant payable	500,000	500,000
Long-term notes payable - related party	—	2,000,000
Line of credit	3,915,000	3,915,000

Total liabilities	8,609,624	12,250,568

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value—60,000,000 shares authorized; 38,502,987 issued and outstanding at June 30, 2008 and December 31, 2007	385,030	385,030
Additional paid-in capital	107,230,747	106,859,532
Deficit accumulated during the development stage	(106,524,634)	(99,583,588)

Total stockholders’ equity	1,091,143	7,660,974

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,700,767	$19,911,542

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Period From
					Inception
					(January 1, 1999)
	Three months ended June 30,		Six months ended June 30,		Through
	2008	2007	2008	2007	June 30, 2008
Revenue:
Management fees	$—	$—	$—	$—	$1,161,180
Grants	—	—	—	—	1,035,571
Royalty–related party	—	—	—	—	45,238

Total revenue	—	—	—	—	2,241,989

Expenses:
Research and development	1,690,088	8,833,078	3,558,141	17,883,990	78,429,249
Contracted research and development–related party	—	—	—	—	7,980,299
Selling, general and administrative	1,682,604	1,810,249	3,408,972	3,358,412	23,341,060

Total expenses	3,372,692	10,643,327	6,967,113	21,242,402	109,750,608

Loss from operations	(3,372,692)	(10,643,327)	(6,967,113)	(21,242,402)	(107,508,619)

Net other (income) expense:
Interest income	(76,444)	(214,495)	(233,086)	(521,064)	(2,875,102)
Interest expense	102,664	116,836	207,019	233,270	2,830,169
Gain on sale of interest in Sarawak Medichem Pharmaceuticals joint venture	—	—	—	—	(939,052)

Net other (income) expense	26,220	(97,659)	(26,067)	(287,794)	(983,985)

Net loss	(3,398,912)	(10,545,668)	(6,941,046)	(20,954,608)	(106,524,634)

Less accumulated preferred stock dividends of subsidiary for the period	43,750	43,750	87,500	87,500	1,582,292

Net loss available to common shareholders	$(3,442,662)	$(10,589,418)	$(7,028,546)	$(21,042,108)	$(108,106,926)

Net loss per share available to common shareholders - basic and diluted	$(0.09)	$(0.37)	$(0.18)	$(0.74)

Weighted average shares outstanding - basic and diluted	38,502,987	28,294,380	38,502,987	28,290,865

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

BALANCE–January 1, 1999 (inception)	—	$—	$—	$—	$—

Issuance of stock (at inception)	1,588,000	250,000	—	—	250,000
Issuance of common stock, net of offering costs (August 2005)	6,721,814	67,218	29,210,558	—	29,277,776
Issuance of common stock, net of offering costs (March 2006)	10,233,464	102,335	33,266,653	—	33,368,988
Issuance of common stock, net of offering costs (December 2007)	10,191,083	101,911	17,750,327	—	17,852,238

Exchange of shares under recapitalization (December 2004)	(1,629,685)	(256,563)	—	—	(256,563)
Issuance of shares under recapitalization (December 2004)	9,482,015	94,820	161,743	—	256,563
Capital contributions (December 2004)	—	—	12,711,330	—	12,711,330
Issuance of 14,887 warrants (December 2004)	—	—	11,898	—	11,898
Issuance of common stock in exchange for licenses (December 2004)	1,122,569	11,226	8,988,774	—	9,000,000
Issuance of common stock in exchange for reduction of milestones payable (August 2005)	600,000	6,000	3,000,000	—	3,006,000
Modification of 14,887 warrants (August 2005)	—	—	18,925	—	18,925

Issuance of stock related to option exercises (since inception)	193,727	8,083	27,192	—	35,275

Compensation expense related to stock options (since inception)	—	—	1,712,132	—	1,712,132

Net loss (since inception)	—	—	—	(99,583,588)	(99,583,588)

BALANCE–December 31, 2007	38,502,987	385,030	106,859,532	(99,583,588)	7,660,974

Issuance of common stock, net of offering costs	—	—	(62,880)	—	(62,880)
Issuance of stock related to option exercises	—	—	—	—	—
Compensation expense related to stock options	—	—	434,095	—	434,095

Net loss	—	—	—	(6,941,046)	(6,941,046)

BALANCE–June 30, 2008	38,502,987	$385,030	$107,230,747	$(106,524,634)	$1,091,143

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Inception
	Six months ended		(January 1, 1999)
	June 30,		Through
	2008	2007	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,941,046)	$(20,954,608)	$(106,524,634)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	117,076	105,088	739,850
Non-cash interest expense	2,500	18,884	103,323
Stock compensation expense	434,095	365,504	2,146,227
Non-cash research and development	—	—	24,466,667
Non-cash settlement of milestone payment	—	—	6,000
Gain on sale of interest in Sarawak Medichem Pharmaceuticals (SMP)	—	—	(939,052)
Loss on disposal	—	1,761	13,294
Changes in operating assets and liabilities:
Clinical supplies	—	—	533,333
Prepaid expenses	1,174,615	354,392	(151,953)
Other assets	—	—	(1,452)
Accounts payable	(2,488,202)	3,028,893	197,549
Accrued expenses	(1,150,310)	3,543,288	1,956,674
Licenses payable	—	—	(11,000,000)
Accrued interest on debt	(2,365)	(9,839)	598,454

Net cash flows from operating activities	(8,853,637)	(13,546,637)	(87,855,720)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(340,559)	(48,464)	(1,070,907)
Proceeds from the sale of SMP	—	—	939,052
Proceeds from the sales of investments	—	—	31,557,158
Purchase of investments	—	—	(31,557,158)

Net cash flows from investing activities	(340,559)	(48,464)	(131,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	(62,880)	—	87,645,697
Proceeds from issuance of notes payable	—	—	12,933,691
Payments on notes payable	—	—	(3,915,000)
Proceeds from grants	—	—	500,000
Proceeds from stock options exercised	—	1,884	35,275
Payments on deferred financing	(10,000)	—	(10,000)
Payments on capital leases	(3,494)	(10,954)	(147,667)

Net cash flows from financing activities	(76,374)	(9,070)	97,041,996

NET (DECREASE) INCREASE IN CASH	(9,270,570)	(13,604,171)	9,054,421

CASH–Beginning of period	18,324,991	27,054,947	—

CASH–End of period	$9,054,421	$13,450,776	$9,054,421

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$216,883	$211,594	$2,129,689

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Noncash investment activity:
Purchase of property and equipment under capital leases	$—	$—	$164,249
Capital expenses included in accounts payable	4,293	4,046	4,293
Noncash financing activity:
Issuance of common shares for licenses	—	—	9,000,000
Issuance of common shares for reduction of milestone payment	—	—	3,000,000
Debt discount	—	—	30,823
Deferred financing costs	$—	$—	$30,000

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC
( A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

         Business and Credit Risks- The Company is subject to risks and uncertainties common to drug discovery companies, including technological change, potential infringement on intellectual property of third parties, new product development, regulatory approval and market acceptance of its products, activities of competitors and its limited operating history.  The Company has incurred losses since its incorporation in January 1999.  The Company has funded its operations to date primarily from debt financings and capital contributions from its founder and Chief Executive Officer, proceeds from the initial public offering of its common stock, the subsequent sale of its common stock in two private placements and borrowings under its bank line of credit.  The Company will not be generating any product-based revenues or realizing cash flows from operations in the near term, and will require additional financing to meet its milestone obligation that is trigged upon filing the NDA for cethromycin.  The Company is involved in active discussions with several potential commercial partners and anticipates securing a partner during 2008.  The Company believes, based upon current market conditions, a commercial partnership agreement would include a series of milestone payments, including up-front milestones, that would fund the Company’s milestone payments to Abbott Laboratories that are due upon filing the NDA and approval, if any, of the NDA by the FDA.  Although management believes the Company could secure a commercial partnership, there can be no assurances that such partnership will be available at terms acceptable to the Company, if at all.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   Private Placement

        In December 2007, the Company raised approximately $17.8 million, net of underwriting discounts and offering expenses, in connection with the issuance of 10,191,083 shares and warrants to purchase 5,095,542 shares of its common stock at $1.96 per share.  The exercise price of the warrants is $2.15 per share and they expire in December 2012.

3.   Related Party Transactions

         The Company’s Chief Executive Officer, Michael T. Flavin Ph.D., loaned $2.0 million to the Company in 2001 (see Note 4).  Interest expense of $78,000 was recorded for the six months ended June 30, 2008 and 2007, related to the loan.

         The Company’s $4.0 million line of credit is secured by substantially all of the Company’s assets, except that the collateral specifically excludes any rights that the Company has as a result of its license agreement with Abbott Laboratories for cethromycin, and is further secured by 2.5 million shares of the Company’s stock held by ALS Ventures, LLC (see Note 4), which is beneficially owned by the Company’s Chief Executive Officer.

         The Company leases facilities from the BioStart Property Group, LLC. (“BioStart”), a wholly-owned subsidiary of Flavin Ventures, which is owned by the Company’s Chief Executive Officer.  Lease payments totaled approximately $148,000 and $119,000 for the six months ended June 30, 2008 and 2007, respectively.

4.   Debt Obligations

         In September 2001, the Company incurred indebtedness under a $2.0 million promissory note with the Chief Executive Officer of the Company, which bears interest at 7.75%.  Principal plus any accrued interest is due in a lump sum on January 5, 2009.  As of June 30, 2008 and December 31, 2007, the Company had $2.0 million outstanding under the note.

         The Company has a $4.0 million revolving line of credit with a financial institution with a maturity date of January 1, 2010.  Borrowings under the line bear interest at the prevailing Prime rate, less 75 basis points.  The interest rate cannot be lower than 6.25% nor can the rate exceed 8.00%.    The line of credit is secured by substantially all of the Company’s assets, except that the collateral specifically excludes any rights that the Company may have as a result of its license agreement with Abbott Laboratories for cethromycin, and is further secured by 2.5 million shares of the Company’s common stock held by ALS Ventures, LLC.  The credit agreement contains a material adverse change clause, which is subject to the judgment of the lender and, if triggered, can accelerate the payment of the debt.  As of June 30, 2008 and December 31, 2007, the Company had $3.9 million outstanding under the line of credit.

5.      Commitments

         Vendor Contracts- The Company administers its cethromycin development program largely under contracts with third parties.  To date, contracts totaling $42.5 million, net of expected savings of $3.2 million, have been executed related to the cethromycin program, which includes anthrax-related studies.  The remaining balance of $2.1 million is expected to be paid over the next nine months.  In addition, to date the Company has executed $1.2 million in contracts related to the ALS-357 program, of which approximately a quarter of the remaining balance of $890,000 is expected to be paid in 2008 with the balance to be paid beyond 2008.  The Company executed a letter of intent totaling $4.2 million during the third quarter of 2008 to synthesize raw materials that will be used in the production of commercial grade cethromycin.  Payments associated with this agreement are not expected to be made until the first quarter of 2009.

         Grant Payable- In April 2005, the Company was awarded a $500,000 grant from the State of Illinois to fund expansion of its corporate headquarters in Woodridge, Illinois.  Under the terms of the grant, the Company is to create 100 full-time jobs at its corporate headquarters between January 31, 2005 and December 31, 2010 (“grant period”).  If the Company does not create the specified number of full-time jobs, it is required to repay the grant proceeds on a pro-rata basis of actual jobs created compared to the total defined in the grant.  As of December 31, 2007, the entire grant had been spent or obligated and therefore the $500,000 has been classified as a long-term liability as the Company must create and maintain positions created during the grant period through January 31, 2010.    Through June 30, 2008, fifteen new jobs have been created and retained since the grant was awarded.

6.      Stock Option Grants

        For the six months ended June 30, 2008 and 2007, the Company granted stock options to purchase up to 713,800 and 724,300 shares of common stock, respectively, to certain employees and directors. The exercise price of the options was the market price of the Company’s common stock on the date of grant.  The Company recognized compensation expense totaling approximately $434,000 and $366,000 for the six months ended June 30, 2008 and 2007, respectively in accordance with SFAS No. 123 (R), Share-Based Payment.

7.      Net Loss Per Share

         Basic loss per share is computed by dividing net loss by the number of weighted average common shares outstanding during the reporting period.  Diluted loss per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.  The computation of diluted shares outstanding for the quarters ended June 30, 2008 and 2007 excludes incremental shares of 12,669,673 and 6,988,180 respectively, related to employee stock options and warrants.  These shares are excluded due to their anti-dilutive effect as a result of the Company’s losses for the quarters ended June 30, 2008 and 2007.

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

In March, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of SFAS 161 is required for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its statements of financial position, results of operations and cash flows.

In 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development” and the FASB ratified the tentative conclusion.  EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 was effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. The adoption of EITF 07-03 did not have a material impact on the Company’s statements of financial position, results of operations and cash flows.

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

Overview

       We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs in the areas of infectious disease, oncology and inflammation. Using our internal discovery capabilities and our network of pharmaceutical and academic partners, we have assembled a promising pipeline of clinical and preclinical product candidates. Our most advanced product candidate, cethromycin, is a novel once-a-day oral antibiotic that recently completed two pivotal Phase III clinical trials in community acquired pneumonia (“CAP”) and is in Phase III clinical development for the treatment of other respiratory tract infections. We also have product candidates in earlier stages of development for the treatment of indications including inflammation-related tissue damage and malignant melanoma.

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

       Since our inception, we have incurred net losses each year. Our net loss for the six months ended June 30, 2008 was $6.9 million.  As of June 30, 2008, we had an accumulated deficit of $106.5 million. Our operations to date have been funded principally through proceeds from our initial public offering, our private placements in March 2006 and December 2007, debt and capital contributions made principally by our founder and Chief Executive Officer and borrowings under our bank line of credit.  We currently do not have sufficient cash or other funding available to complete our anticipated business activities during 2008 if we submit our cethromycin NDA without securing a commercial partnership that provides additional capital.  As a result, there is significant doubt about our ability to continue as a going concern.

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

We completed the two pivotal Phase III clinical trials during 2007.  In each trial, cethromycin was evaluated using a 300 mg once-daily dosing regimen compared to 250 mg twice-daily dosing for Biaxin ®, both over a seven-day course of therapy.  Cethromycin achieved non-inferiority in its primary endpoint of per protocol clinical cure rate compared to Biaxin ® (clarithromycin) in CAP.  No drug-related serious adverse events were observed in any study subject.  Liver function tests and electrocardiogram monitoring demonstrated no significant differences between subjects receiving cethromycin and subjects receiving Biaxin ®, consistent with the hepatic and cardiac side effect profile reported in cethromycin’s previous clinical trials.

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

Cethromycin has also demonstrated significant in vitro activity against over 30 anthrax (Bacillus anthracis) strains.  During the third quarter of 2007, we concluded a study testing cethromycin’s efficacy in treating inhalation anthrax post-exposure for prophylaxis in non-human primates.  Results from this study demonstrated that a thirty (30) day course of oral cethromycin at a 16 mg/kg of once-daily dosing (the human equivalent dose of 300 mg) was 100% protective against a lethal dose of inhaled B. anthracis Ames strain spores.   We are collaborating with the National Institute of Allergy and Infectious Diseases to evaluate cethromycin’s potential in preventing inhalational anthrax and other high-priority bioterror agents.

In April 2008, the FDA Anti-Infective Drugs Advisory Committee met to discuss product development and clinical trial design for antibiotics that treat CAP.  The Advisory Committee voted in favor of the use of non-inferiority trials for mild to moderate or outpatient CAP and for moderate to severe or inpatient CAP.  Also in April, we had a pre-NDA meeting with FDA officials and agreed to submit the NDA for cethromycin in the CAP indication when available, which is expected to occur during the third quarter of this year.

There can be no assurance that the FDA will file our NDA application when submitted, or that once filed, it will be approved.  In addition, we do not expect to receive FDA approval for commercialization of cethromycin until 2009 at the earliest.  As of June 30, 2008, we estimate that our cethromycin development program will require an additional $42.1 million in research and development expenditures which includes $40.0 million in additional milestone payments to Abbott, $300,000 to complete the cethromycin clinical trials and $1.8 million for the preparation of the cethromycin NDA and other commercialization-related costs.  Our $10.0 million and $30.0 million Abbott milestone payments are triggered upon submitting an NDA and receiving FDA approval, respectively.  Development timelines and related costs are difficult to estimate and may vary significantly from our current estimates.

If cethromycin is approved for marketing by the FDA, we plan to sell cethromycin using a commercial partner to access the primary care physician market and to build and utilize a focused internal sales force that will market directly to early adopters such as, but not limited to, pulmonary medicine and infectious disease physicians; however, while discussions with potential commercial partners are ongoing, we have not yet secured a commercial partnership.

Results of Operations

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Revenue. The Company had no revenue in the three month periods ended June 30, 2008 and 2007.

Research and development expense.  Research and development expense decreased $7.1 million to $1.7 million for the three months ended June 30, 2008.  The largest component of the total decline was cethromycin clinical trial expenses which ended the quarter $4.3 million lower than the same period last year.  Data from the second of two pivotal Phase III clinical trials was released in November of 2007 effectively bringing the trials to their natural conclusion.  Expenses incurred to compile our NDA totaled $0.9 million for the three months ended June 30, 2008 and represented a decline of $3.0 million when compared to the same period last year.

The majority of this decrease is attributable to our cethromycin bulk-scale manufacturing program which was successfully concluded during the third quarter of 2007.  Expenses related to our study testing cethromycin’s efficacy in treating inhalation anthrax post-exposure for the prophylaxis in non-human primates declined $0.1 million to zero for the three months ended June 30, 2008 as compared to the same period last year.  This study was completed during the third quarter of 2007.  Manufacturing expenses incurred in relation to process optimization activities of cethromycin totaled $0.3 million for the second quarter of 2008 and were entirely incremental to the same period in the previous year.

General and administrative expense.  General and administrative expenses declined $0.1 million to $1.7 million for the three months ended June 30, 2008.  The decrease was attributable to a decline in legal and accounting expenses as we brought our Sarbanes-Oxley compliance program largely in-house as compared to last year.

Interest income.  Interest income declined $0.1 million to $0.1 million for the three months ended June 30, 2008, the result of a lower average cash balance and associated interest rates in the second quarter of 2008 as compared to the same period in 2007.

Interest expense. Interest expense declined $14,000 in the three months ended June 30, 2008 as compared to the same period last year, the result of a renewal of our line of credit at a lower interest rate.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Revenue. The Company had no revenue in the six month period ended June 30, 2008 and 2007.

Research and development expense.  Research and development expense decreased $14.3 million to $3.6 million for the six months ended June 30, 2008 as compared to the same period in 2007.  The largest component of the total decline was cethromycin clinical trial expenses which ended the quarter $9.4 million lower than the same period last year.  Data from the second of two pivotal Phase III clinical trials was released in November of 2007 effectively bringing the trials to their natural conclusion.  Expenses incurred to compile our NDA totaled $1.5 million for the six months ended June 30, 2008 and represented a decline of $4.6 million when compared to the same period last year.  The majority of this decrease is attributable to our cethromycin bulk-scale manufacturing program which was successfully concluded during the third quarter of 2007.  Expenses related to our study testing cethromycin’s efficacy in treating inhalation anthrax post-exposure for the prophylaxis in non-human primates declined $0.9 million to zero for the six months ended June 30, 2008 as compared to the same period last year.  The reasons for the declines in the year to date amounts are the same as for the second quarter results.  Manufacturing expenses incurred in relation to process optimization activities of cethromycin totaled $0.6 million for the second quarter of 2008 and were entirely incremental to the same period in the previous year.

General and administrative expense.  General and administrative expense increased $0.1 million to $3.4 million for the six months ended June 30, 2008 as compared to the same period in 2007.  Minor increases in salary and benefit, facilities and marketing expenses were offset by decreases in legal and insurance expenses resulting in a net increase of $0.1 million.

Interest income.  Interest income declined $0.3 million to $0.2 million for the six months ended June 30, 2008, the result of a lower average cash balance and associated interest rates in the first half of 2008 as compared to the same period in 2007.

Interest expense.  Interest expense declined $26,000 in the six months ended June 30, 2008 as compared to the same period last year, the result of a renewal of our line of credit at a lower interest rate.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development and general and administrative expenses.  To date, we have not generated any revenues from the sale of products, and we do not expect to generate any such revenues for a number of years, if at all.  As a result, we have incurred an accumulated deficit of $106.5 million as of June 30, 2008 and we expect to incur significant operating losses for the foreseeable future.  Cash and cash equivalents was $9.0 million as of June 30, 2008.  Since our inception in 1999 to August 2005, we financed our operations primarily through debt and capital contributions from our founder and controlling stockholder and borrowings under our bank line of credit.  In August 2005 we completed our initial public offering in which we raised $28.7 million, net of underwriters discount and offering costs.  Since that time, we have completed two private placements in which we raised $51.2 million, net of underwriters discounts and offering costs.  As of June 30, 2008 we had working capital of $5.0 million.

In September 2001, our Chief Executive Officer made a $2.0 million loan to us. The loan accrues interest at the rate of 7.75%, and is due and payable on January 5, 2009.   The balance of the loan was $2.0 million as of June 30, 2008.

We have a $4.0 million line of credit with a local financial institution with a maturity date of January 1, 2010.  As of June 30, 2008, the line of credit had an outstanding balance of $3.9 million bearing interest at a floating rate based upon prime, minus 75 basis points.  The rate cannot be lower than 6.25% or exceed 8.0%.  As of June 30, 2008 the rate was 6.25%.  The line of credit is secured by substantially all of our assets, excluding any rights that we may have as result of our license agreement with Abbott Laboratories for cethromycin.  The line of credit is also secured by 2.5 million shares of our common stock held by ALS Ventures. See Note 3 to the consolidated financial statements.

During the six months ended June 30, 2008, cash used in operating activities totaled $8.9 million.  Approximately $5.9 million was used for the development of cethromycin, $0.2 million for Anthrax trials, $0.2 million for research activities related to our proprietary portfolio of compounds and $2.5 million for general operations net of $0.2 million in interest income.

Contractual Obligations

As of June 30, 2008, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of executed research, development and license agreements are as follows:

	Payments Due by December 31,
	2008	2009	2010	2011	2012	Total
Notes payable	$—	$2,000,000	$3,915,000	$—	$—	$5,915,000
Interest	201,129	246,321	304	—	—	447,754
Cethromycin clinical & NDA costs	1,861,607	193,958	—	—	—	2,055,565
ALS-357 clinical trial	209,875	679,677	—	—	—	889,552
Operating leases	40,162	—	—	—	—	40,162
Capital leases	3,765	8,468	4,350	—	—	16,583

Total	$2,316,538	$3,128,424	$3,919,654	$—	$—	$9,364,616

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

Our commitments under operating leases shown above consist of payments made to a related party relating to our facility lease in Woodridge, Illinois, which expires in September of 2008.  Under the terms of the lease, a lease extension can be obtained 60 days prior to the original lease expiration.  We are currently in negotiations with our current landlord to renew the lease prior to its expiration.

In the first seven months of 2008 we executed cethromycin-related contracts totaling $1.4 million.  Of the total contracts executed, $0.7 million related to the compilation of our cethromycin NDA and NDA directed studies, $0.5 million related to process optimization of our commercial manufacturing program, $0.1 million related to the development of an intravenous formulation for cethromycin and $0.1 million related to exploring biodefense uses of cethromycin.

We also executed a contract during the second quarter to initiate a Phase I/II clinical trial of our anti-melanoma compound ALS-357.  This trial will assess the safety, tolerability, and preliminary efficacy of ALS-357 when administered topically to patients with cutaneous metastatic melanoma.  The contract totals approximately $0.9 million which represents the upper limit of cost if the maximum number of patients is enrolled.

To the extent fewer patients are required as determined by the protocol; expenses related to the trial could be lower.  Enrollment will be based upon a number of factors which are difficult to forecast and therefore we cannot reasonably estimate the true cost of the trial beyond what is defined as the maximum limit per the contract.

In the third quarter of 2008 we executed a letter of intent totaling $4.2 million, at the current Euro/U.S. Dollar exchange rate, for the procurement and synthesis of  raw materials to be used in the commercial scale production of cethromycin.  The lead time for acquiring these raw materials is expected to be six to eight months, therefore we do not expect cash payment associated with this agreement to be made until the first quarter of 2009.

We believe our current cash and cash equivalents are sufficient to fund our existing and anticipated development commitments, indebtedness and general operating expenses through the end of 2008, however we do not have sufficient liquidity to make any milestone payments that become due to Abbott upon the filing of an NDA.  We anticipate securing a commercial partner(s) for cethromycin during 2008.  We believe such an agreement would include a series of milestones, including up-front milestones, that would fund the Abbott milestone payments due upon filing the NDA and approval, if any, of the NDA by the FDA.  Based upon current market conditions and discussions with potential commercial partners, we believe sufficient funds can be raised in 2008 to continue our development of cethromycin and fund our other research and corporate expenditures through the expected approval of our cethromycin NDA.  Although we believe we can secure a commercial partnership and obtain sufficient financing, there can be no assurances that such a partnership and financing will be available in the future at terms acceptable to us.  As a result, there is significant doubt about our ability to continue as a going concern.

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

•                                          our ability to raise additional debt or equity financing or the receipt of milestone payments that would be paid to us as a result of our entering into a commercial partnership for cethromycin, or a combination of both;

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

Research and Development

Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of our proprietary product portfolio.  All such costs are expensed as incurred.  Clinical trial costs incurred by third parties are expensed as the contracted work is performed.  We estimate both the total cost and time period of the trials and the percent completed as of that accounting date.  We believe that the estimates made as of June 30, 2008 are reflective of the actual expenses incurred as of that date.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash, cash equivalents, line of credit and certain contract manufacturing agreements. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on their realized value.

Our most liquid assets are cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. We also believe that we have intangible assets in the value of our intellectual property. In accordance with generally accepted accounting principles, we have not capitalized the value of this intellectual property on our balance sheet. Due to the nature of this intellectual property, we believe that these intangible assets are not affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.  The fluctuation in the Prime rate could affect the interest we pay under of line of credit.  A hypothetical interest rate increase of one percent, which under the current terms of the line cannot be lower than 6.25% nor can the rate exceed 8.00%, would raise interest expense by $39,000.    The fluctuation in the exchange rate between the U.S. Dollar and the Euro could affect amounts due under certain contract manufacturing agreements.  A hypothetical increase in the exchange rate between the Euro and the U.S. Dollar as of June 30, 2008 of ten percent, would increase contract manufacturing costs $419,000.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the Company’s annual meeting held on May 1, 2008:

Proposal 1: Election of Directors

Name	For	Withheld
Dr. Michael T. Flavin	30,556,693	2,222,912
Scott F. Meadow	32,270,378	509,227
Thomas V. Thornton	32,271,056	508,549

Proposal 2: Ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2008

For	Against	Abstain
32,368,605	267,147	143,853

Proposal 3: Amend the 2005 Advanced Life Sciences Holding, Inc. Stock Incentive Plan (the “2005 Stock Incentive Plan”) to provide 1,900,000 additional stock options for grant under the 2005 Stock Incentive Plan

For	Against	Abstain
20,093,849	2,971,827	62,073

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Number	Description

10.1	Letter of intent to proceed with purchase of raw materials to produce 1,750 Kg of Cethromycin between Advanced Life Sciences, Inc. and DSM Pharmaceutical Products, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Life Sciences Holdings, Inc.

	By:	/s/ Michael T. Flavin, Ph.D.

Michael T. Flavin, Ph.D.
Chairman of the Board
and Chief Executive Officer

	By:	/s/ John L. Flavin

John L. Flavin
President and
Chief Financial Officer

Dated: August 14, 2008

EXHIBIT INDEX

Number	Description

10.1	Letter of intent to proceed with purchase of raw materials to produce 1,750 Kg of Cethromycin between Advanced Life Sciences, Inc. and DSM Pharmaceutical Products, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.