Form 10-Q
period 2008-09-30
Advanced Life Sciences Holdings, Inc.
filed 2008-11-06
CIK 1322734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2008

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

As of November 3, 2008, the registrant had 40,805,932  shares of common stock, $0.01 par value per share, outstanding.

ADVANCED LIFE SCIENCES HOLDINGS, INC.

(A DEVELOPMENT STAGE ENTITY)

INDEX

Form 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Consolidated Financial Statements:
Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007
Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and for the period from inception (January 1, 1999) through September 30, 2008
Consolidated Statements of Stockholders’ Equity (Deficit) for period from inception (January 1, 1999) through September 30, 2008
Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and for the period from inception (January 1, 1999) through September 30, 2008
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
Exhibit Index

PART I — FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,766,597	$18,324,991
Grant receivable	32,006	—
Prepaid insurance	329,363	251,493
Prepaid clinical trial expenses	—	926,168
Other prepaid expenses and deposits	211,874	140,359

Total current assets	8,339,840	19,643,011

PROPERTY AND EQUIPMENT:
Furniture and fixtures	237,907	221,417
Laboratory equipment	159,186	159,186
Computer software and equipment	253,851	242,707
Leasehold improvements	502,798	177,253

Total property and equipment—at cost	1,153,742	800,563
Less accumulated depreciation	(717,249)	(542,032)

Property and equipment—net	436,493	258,531

OTHER ASSETS:
Deferred financing costs	361,250	—
Other long-term assets	10,000	10,000

Total other assets	371,250	10,000

TOTAL ASSETS	$9,147,583	$19,911,542

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$273,140	$2,685,751
Accrued milestone payable	10,000,000	—
Accrued clinical trial and NDA expenses	801,679	2,776,543
Other accrued expenses	1,411,523	330,441
Accrued interest payable	20,391	22,756
Short-term lease payable	8,142	7,259
Short-term notes payable - related party	2,000,000	—

Total current liabilities	14,514,875	5,822,750

Long-term lease payable	6,595	12,818
Long-term grant payable	500,000	500,000
Long-term notes payable - related party	—	2,000,000
Line of credit	3,915,000	3,915,000

Total liabilities	18,936,470	12,250,568

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.01 par value—60,000,000 shares authorized; 40,805,932 issued and outstanding at September 30, 2008; 38,502,987 shares issued and outstanding at December 31, 2007	408,059	385,030
Additional paid-in capital	109,416,354	106,859,532
Deficit accumulated during the development stage	(119,613,300)	(99,583,588)

Total stockholders’ equity (deficit)	(9,788,887)	7,660,974

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,147,583	$19,911,542

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Period From
					Inception
					(January 1, 1999)
	Three months ended September 30,		Nine months ended September 30,		Through
	2008	2007	2008	2007	September 30, 2008
Revenue:
Management fees	$—	$—	$—	$—	$1,161,180
Grants	32,006	—	32,006	—	1,067,577
Royalty—related party	—	—	—	—	45,238

Total revenue	32,006	—	32,006	—	2,273,995

Expenses:
Research and development	11,240,032	3,838,184	14,798,173	21,722,174	89,669,281
Contracted research and development—related party	—	—	—	—	7,980,299
Selling, general and administrative	1,828,607	2,004,357	5,237,579	5,362,769	25,169,667

Total expenses	13,068,639	5,842,541	20,035,752	27,084,943	122,819,247

Loss from operations	(13,036,633)	(5,842,541)	(20,003,746)	(27,084,943)	(120,545,252)

Net other (income) expense:
Interest income	(51,244)	(117,332)	(284,330)	(638,396)	(2,926,346)
Interest expense	103,277	116,998	310,296	350,268	2,933,446
Gain on sale of interest in Sarawak Medichem Pharmaceuticals joint venture	—	—	—	—	(939,052)

Net other (income) expense	52,033	(334)	25,966	(288,128)	(931,952)

Net loss	(13,088,666)	(5,842,207)	(20,029,712)	(26,796,815)	(119,613,300)

Less accumulated preferred stock dividends of subsidiary for the period	43,750	43,750	131,250	131,250	1,626,042

Net loss available to common shareholders	$(13,132,416)	$(5,885,957)	$(20,160,962)	$(26,928,065)	$(121,239,342)

Net loss per share available to common shareholders - basic and diluted	$(0.34)	$(0.21)	$(0.52)	$(0.95)

Weighted average shares outstanding - basic and diluted	38,568,464	28,294,677	38,524,972	28,292,150

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Deficit
			Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
BALANCE—January 1, 1999 (inception)	—	$—	$—	$—	$—

Issuance of stock (at inception)	1,588,000	250,000	—	—	250,000
Issuance of common stock, net of offering costs (August 2005)	6,721,814	67,218	29,210,558	—	29,277,776
Issuance of common stock, net of offering costs (March 2006)	10,233,464	102,335	33,266,653	—	33,368,988
Issuance of common stock, net of offering costs (December 2007)	10,191,083	101,911	17,750,327	—	17,852,238

Exchange of shares under recapitalization (December 2004)	(1,629,685)	(256,563)	—	—	(256,563)
Issuance of shares under recapitalization (December 2004)	9,482,015	94,820	161,743	—	256,563
Capital contributions (December 2004)	—	—	12,711,330	—	12,711,330
Issuance of 14,887 warrants (December 2004)	—	—	11,898	—	11,898
Issuance of common stock in exchange for licenses (December 2004)	1,122,569	11,226	8,988,774	—	9,000,000
Issuance of common stock in exchange for reduction of milestones payable (August 2005)	600,000	6,000	3,000,000	—	3,006,000
Modification of 14,887 warrants (August 2005)	—	—	18,925	—	18,925

Issuance of stock related to option exercises (since inception)	193,727	8,083	27,192	—	35,275

Compensation expense related to stock options (since inception)	—	—	1,712,132	—	1,712,132

Net loss (since inception)	—	—	—	(99,583,588)	(99,583,588)

BALANCE—December 31, 2007	38,502,987	385,030	106,859,532	(99,583,588)	7,660,974

Adjustment to net offering costs (December 2007)	—	—	(50,141)	—	(50,141)
Issuance of common stock, net of offering costs (September 2008)	1,888,606	18,886	1,661,793	—	1,680,679
Issuance of common stock as payment for commitment fees (September 2008)	393,339	3,933	296,067	—	300,000
Issuance of stock related to option exercises	21,000	210	3,087	—	3,297
Compensation expense related to stock options	—	—	646,016	—	646,016

Net loss	—	—	—	(20,029,712)	(20,029,712)

BALANCE—September 30, 2008	40,805,932	$408,059	$109,416,354	$(119,613,300)	$(9,788,887)

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Inception
	Nine months ended		(January 1, 1999)
	September 30,		Through
	2008	2007	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,029,712)	$(26,796,815)	$(119,613,300)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	175,219	157,072	797,993
Non-cash interest expense	3,750	28,326	104,573
Stock compensation expense	646,016	549,476	2,358,148
Non-cash research and development	—	—	24,466,667
Non-cash settlement of milestone payment	—	—	6,000
Gain on sale of interest in Sarawak Medichem Pharmaceuticals (SMP)	—	—	(939,052)
Loss on disposal	—	1,761	13,294
Changes in operating assets and liabilities:
Clinical supplies	—	—	533,333
Accounts receivable	(32,006)	—	(32,006)
Prepaid expenses	776,783	368,563	(549,785)
Other assets	—	—	(1,452)
Accounts payable	(2,412,611)	2,487,884	273,140
Accrued expenses	(964,451)	2,652,309	2,142,533
Accrued milestone payable	10,000,000	—	10,000,000
Licenses payable	—	—	(11,000,000)
Accrued interest on debt	(2,365)	(734)	598,454

Net cash flows from operating activities	(11,839,377)	(20,552,158)	(90,841,460)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(346,687)	(58,436)	(1,077,035)
Proceeds from the sale of SMP	—	—	939,052
Proceeds from the sales of investments	—	—	31,557,158
Purchase of investments	—	—	(31,557,158)

Net cash flows from investing activities	(346,687)	(58,436)	(137,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	1,664,713	—	89,373,290
Proceeds from issuance of note payable and line of credit	—	—	12,933,691
Payments on line of credit	—	—	(3,915,000)
Proceeds from grants	—	—	500,000
Proceeds from stock options exercised	3,297	1,884	38,572
Payments of deferred financing fees	(35,000)	—	(35,000)
Payments on capital leases	(5,340)	(16,753)	(149,513)

Net cash flows from financing activities	1,627,670	(14,869)	98,746,040

NET (DECREASE) INCREASE IN CASH	(10,558,394)	(20,625,463)	7,766,597

CASH—Beginning of period	18,324,991	27,054,947	—

CASH—End of period	$7,766,597	$6,429,484	$7,766,597

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid during the period for interest	$318,910	$310,077	$2,231,716

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Noncash investment activity:
Purchase of property and equipment under capital leases	$—	$—	$164,249
Capital expenses included in accrued expenses	6,494	—	6,494
Noncash financing activity:
Issuance of common shares for licenses	—	—	9,000,000
Issuance of common shares for reduction of milestone payment	—	—	3,000,000
Unpaid costs associated with the issuance of common stock	34,175	34,175
Debt discount	—	—	30,823
Deferred financing costs	$330,000	$—	$360,000

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

1.                 Summary of Significant Accounting Policies

Nature of Business- Advanced Life Sciences Holdings, Inc. and its subsidiary Advanced Life Sciences, Inc. (together, the “Company”) conduct new drug research and development in the fields of infectious disease, oncology and inflammation.  Since inception, the Company has devoted substantially all of its efforts to activities such as financial planning, capital raising and product development, and has not derived significant revenues from its primary business activity.  Accordingly, the Company is in the development stage, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

Basis of Presentation- The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made.  Therefore, these consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements for the year ended December 31, 2007 and notes thereto. The consolidated financial statements include the accounts of the Advanced Life Sciences Holdings, Inc. and its wholly-owned subsidiary Advanced Life Sciences, Inc. (“ALS Inc.”)  All intercompany balances and transactions have been eliminated.  The results of operations for any interim period are not necessarily indicative of the results of operations expected for the full year.

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

Revenue and Income Recognition- Revenue related to award grants from various government agencies is recognized as the related research and development costs are incurred and services performed are in accordance with the terms of the grant agreements.

Business and Credit Risks- The Company is subject to risks and uncertainties common to drug discovery companies, including technological change, potential infringement on intellectual property of third parties, new product development, regulatory approval and market acceptance of its products, activities of competitors and its limited operating history.  The Company has incurred losses since its incorporation in January 1999.  The Company has funded its operations to date primarily from debt financings and capital contributions from its founder and Chief Executive Officer, proceeds from the initial public offering of its common stock, the subsequent sale of its common stock in three private placements, including its commercial partnership agreement with Wyeth Pharmaceuticals (“Wyeth”) (See Note 2), and borrowings under its bank line of credit.  The Company will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all, and may not have sufficient cash or other funding available to complete its anticipated business activities during 2009.  In order to address its working capital shortfall the Company intends to raise additional capital by licensing its lead compound, cethromycin, to additional commercial partners.  The Company believes, based upon current market conditions, additional commercial partnership agreements would include a series of milestone payments, including up-front milestones that would fund the Company’s continued operations.  Although management believes the Company could secure additional commercial partnerships, there can be no assurances that such partnerships will be available at terms acceptable to the Company, if at all.   In addition, the Company has executed a Standby Equity Distribution Agreement (“SEDA”) which provides for the sale of up to $15.0 million of its common stock to an accredited investor, YA Global Investments, L.P. (“YA”), an affiliate of Yorkville Advisors (See Note 2).  Under the terms of the SEDA, the Company is not able to utilize the facility after receipt of a delisting notice from the principal trading market on which its common stock is traded.  The Company is currently working with YA to obtain a waiver to this covenant.  If the Company raises additional capital by issuing equity securities, its shareholders could experience substantial dilution.

On October 1, 2008, the Company received notice from the Nasdaq Listing Qualifications Department stating that the market value of its listed securities was below $35.0 million for 10 consecutive days, and that the Company was in violation of the requirement for continued listing on the Nasdaq Capital Market under Marketplace Rule 4310(c)(3)(B) (the “Rule”).  Nasdaq also informed the Company that it is not in compliance with either of Marketplace Rules 4310(c)(3)(A) or 4310(c)(3)(C), which together require either minimum stockholders’ equity of $2.5 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years for listing eligibility.  The Company was not compliant with the Rule by the deadline of October 31, 2008 and received notice from the Nasdaq Listing Qualifications Department stating that it is in violation of the requirement for continued listing on the Nasdaq Capital Market.   The Company intends to appeal this decision with the Nasdaq Listing Qualifications Department.  The Company’s securities will remain listed on the Nasdaq Capital Market throughout the appeal process.  While the Company intends to appeal the determination by the Nasdaq staff to delist its common stock to a Nasdaq Listing Qualifications Panel, the Company may not be successful in its appeal, in which case its common stock will be delisted.  In the event of delisting, trading, if any, would be conducted in the over-the-counter market in the so-called “pink sheets” or on the OTC Bulletin Board.  Should this occur, existing stockholders will suffer decreased liquidity.

The accompanying financial statements do not include any adjustments that might result from the outcome of any uncertainties discussed in the Company’s Business and Credit Risks Summary.

2.                 Private Placements

In September 2008, the Company and Wyeth entered into a development and commercialization agreement for cethromycin in the Asia Pacific region excluding Japan. The Company will retain exclusive rights to cethromycin in the rest of the world, including North America and Europe and excluding Japan.  In addition to future royalty payments, the Company would receive milestone and regulatory payments based on successful achievement of clinical, regulatory and commercial objectives in specific markets. The Company and Wyeth will collaborate to develop additional clinical data in the Asia Pacific region to support regulatory filings in that region.  It is not anticipated that Wyeth would file for regulatory approval in the Asia Pacific region prior to the Company obtaining U.S. approval for cethromycin from the Food and Drug Administration (“FDA”).

In connection with the Company’s entry into a development and commercialization agreement, the Company entered into a stock purchase agreement with Wyeth.  Under the terms of the agreement, Wyeth made an up-front investment in the Company by purchasing 1,888,606 shares of its common stock at a price of $0.908 per share for approximately $1.7 million, net of offering expenses, representing approximately 4.9% of the Company’s total outstanding shares.

In September 2008, the Company also entered into a SEDA, with YA, for the sale of up to $15.0 million of shares of the Company’s common stock over a two-year commitment period.   In connection with entering into the SEDA, the Company also entered into a Registration Rights Agreement with YA. Under the terms of the SEDA, the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to YA at a discount to market of 5%. The amount of each advance is limited to the greater of $400,000 or the average trading volume for the five trading days prior the advance notice date.  The Company is not obligated to utilize any of the $15.0 million available under the SEDA and there are no minimum commitments or minimum use penalties. Based upon the Company’s currently outstanding shares of common stock, and options and warrants to purchase common stock, the aggregate number of shares that the Company may sell under the SEDA without stockholder approval is currently limited to approximately 4.5 million shares. Unless stockholder approval is sought and obtained, the total amount of funds that ultimately can be raised under the SEDA over the two-year term will depend on the then-current price for the Company’s stock and the number of shares actually sold. The Company’s restructured credit facility with its lender (See Note 4) also contains a covenant limiting the Company’s utilization of the SEDA to $9.0 million without the bank’s prior consent. In addition, under the terms of the SEDA, the Company is not able to utilize the facility after receipt of a delisting notice from the principal trading market on which its common stock is being traded, which was received on October 1, 2008.  The Company is currently working with YA to obtain a waiver to this covenant.  In the event a waiver cannot be obtained, the Company will not be able to utilize this facility unless and until it meets certain listing requirements.  Pursuant to the terms of the SEDA, the Company paid to YA a commitment fee of $300,000 by issuing 393,339 shares of the Company’s common stock, and incurred $55,000 of other closing fees.

In December 2007, the Company raised approximately $17.8 million, net of underwriting discounts and offering expenses, in connection with the issuance of 10,191,083 shares and warrants to purchase 5,095,542 shares of its common stock at $1.96 per share.  The exercise price of the warrants is $2.15 per share and they expire in December 2012.

3.                 Related Party Transactions

The Company’s Chief Executive Officer, Michael T. Flavin Ph.D., loaned $2.0 million to the Company in 2001 (see Note 4).  Interest expense of $116,000 was recorded for the nine months ended September 30, 2008 and 2007, related to the loan.

The Company’s line of credit with a financial institution is secured by substantially all of the Company’s assets, except that the collateral specifically excludes any rights that the Company has as a result of its license agreement with Abbott Laboratories (“Abbott”) for cethromycin, and is further secured by 2.5 million shares of the Company’s stock held by ALS Ventures, LLC (See Note 4), which is beneficially owned by the Company’s Chief Executive Officer.

The Company leases facilities from the BioStart Property Group, LLC. (“BioStart”), a wholly-owned subsidiary of Flavin Ventures, which is owned by the Company’s Chief Executive Officer.  The operating lease expired in September of 2008 and the Company is currently in negotiations to renew the lease.  Following the expiration of the lease in September, the Company is making payments equal to its last payment under the previous agreement.  Lease payments totaled approximately $216,000 and $206,000 for the nine months ended September 30, 2008 and 2007, respectively.

4.                 Debt Obligations

In September 2001, the Company incurred indebtedness under a $2.0 million promissory note with the Chief Executive Officer of the Company, which bears interest at 7.75%.  Principal plus any accrued interest is due in a lump sum on January 5, 2009. As of September 30, 2008 and December 31, 2007, the Company had $2.0 million outstanding under the note.

The Company has a revolving line of credit with a financial institution under which the Company had $3.9 million outstanding as of September 30, 2008 and December 31, 2007.  In October 2008, the Company restructured its line of credit.  The terms of the new line of credit increased the availability under the facility from $4.0 million to $10.0 million, extended the maturity date one year to January 1, 2011, and changed the floating rate to a fixed interest rate of 8.5%.  The line of credit is secured by substantially all of the Company’s assets, except that the collateral specifically excludes any rights that the Company may have as a result of its license agreement with Abbott for cethromycin, and is further secured by 2.5 million shares of the Company’s common stock held by ALS Ventures, LLC.  The credit agreement contains a material adverse change clause, which is subject to the judgment of the lender and, if triggered, can accelerate the payment of the debt.  The terms also include a covenant limiting the use of the SEDA to $9.0 million without the bank’s consent.   The Company issued warrants for the purchase of 65,000 shares of its common stock at an exercise price of $1.00 per share to the lender as a closing fee.  The warrants became exercisable upon issuance and will expire five years from the date of the grant.  The Company borrowed $6.0 million on its new line of credit in October 2008, to partially fund the Abbott milestone payment made in October.

5.                 Commitments

Vendor Contracts- The Company administers its cethromycin program largely under contracts with third parties.  Through September 30, 2008, contracts totaling $47.2 million, net of expected savings of $3.2 million, have been executed related to the cethromycin program, which includes the development, commercialization and marketing of cethromycin as well as anthrax-related studies.  To date the Company has paid $41.5 million under these contracts and the remaining balance of $5.7 million is expected to be paid over the next nine months.  In October 2008, the Company entered into subcontractor arrangements to further study cethromycin as a potential broad-spectrum medical countermeasure.  These costs are expected to be approximately $1.5 million over a nine-month base period and $1.6 million for an option period that would extend the arrangements for an additional 15 months.  In addition, to date the Company has executed $1.2 million in contracts related to the ALS-357 program, of which the remaining balance of $882,000 is expected to be paid beyond 2008.

Grant Payable- In April 2005, the Company was awarded a $500,000 grant from the State of Illinois to fund expansion of its corporate headquarters in Woodridge, Illinois.  Under the terms of the grant, the Company is to create 100 full-time jobs at its corporate headquarters between January 31, 2005 and December 31, 2010 (“grant period”).  If the Company does not create the specified number of full-time jobs, it is required to repay the grant proceeds on a pro-rata basis of actual jobs created compared to the total defined in the grant.  As of December 31, 2007, the entire grant had been spent or obligated and therefore the $500,000 has been classified as a long-term liability as the Company must create and maintain positions created during the grant period through January 31, 2010.    Through September 30, 2008, eighteen new jobs have been created and retained since the grant was awarded.

6.                 Stock Option Grants

For the nine months ended September 30, 2008 and 2007, the Company granted stock options to purchase up to 713,800 and 739,300 shares of common stock, respectively, to certain employees and directors. The exercise price of the options was the market price of the Company’s common stock on the date of grant.  The Company recognized compensation expense totaling approximately $646,000 and $549,000 for the nine months ended September 30, 2008 and 2007, respectively in accordance with SFAS No. 123 (R), Share-Based Payment.

7.                 Net Loss Per Share

Basic loss per share is computed by dividing net loss by the number of weighted average common shares outstanding during the reporting period.  Diluted loss per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.  The computation of diluted shares outstanding for the periods ended September 30, 2008 and 2007 excludes incremental shares of 12,643,993 and 6,995,119 respectively, related to employee stock options and warrants.  These shares are excluded due to their anti-dilutive effect as a result of the Company’s losses for the periods ended September 30, 2008 and 2007.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of SFAS 161 is required for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its statements of financial position, results of operations and cash flows.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs in the areas of infectious disease, oncology and inflammation. Using our internal discovery capabilities and our network of pharmaceutical and academic partners, we have assembled a promising pipeline of clinical and preclinical product candidates. Our most advanced product candidate, cethromycin, is a novel once-a-day oral antibiotic that recently completed two pivotal Phase III clinical trials in community acquired pneumonia (“CAP”) and a new drug application (“NDA”) of cethromycin has recently been submitted to the Food and Drug Administration (“FDA”). Cethromycin is also being developed as a bio-defense agent for use in the treatment of anthrax and other potential broad-spectrum medical countermeasures.  We also have product candidates in earlier stages of development for the treatment of indications including respiratory distress caused by inflammation-related tissue damage and malignant melanoma.

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

Development Update

In September 2008, we submitted a NDA for cethromycin.  The NDA submission is based on a full clinical development and manufacturing program for cethromycin. The program two global Phase III pivotal studies for the treatment of mild-to-moderate CAP in which cethromycin was dosed at 300 milligrams once daily for seven days compared to the standard of care therapy, Biaxin, which was dosed at 250 milligrams twice daily for seven days. The data from these trials showed that cethromycin was non-inferior to Biaxin with a similar safety profile. The most common adverse reactions for cethromycin were taste disturbance, diarrhea, nausea and headache.  No visual disturbances, loss of consciousness, exacerbation of myasthenia gravis and hepatotoxicity were reported from these studies.  More than 5,000 patients have been treated with cethromycin in 53 clinical trials to date. We hold the rights to cethromycin under an exclusive worldwide license (except in Japan) from Abbott Laboratories (“Abbott”).

There can be no assurance that the FDA will file our NDA application which has recently been submitted, or that once filed, it will be approved.  In addition, we do not expect to receive FDA approval for commercialization of cethromycin until 2009 at the earliest.  As of September 30, 2008, we estimate that our cethromycin development program will require an additional $41.3 million in expenditures which includes $40.0 million in additional milestone payments to Abbott, of which $10.0 million was expensed in September 2008 and paid in October 2008 upon submitting our NDA application, $300,000 to complete the cethromycin clinical trials and $1.0 million for the preparation of the cethromycin NDA and other pre-commercialization related costs.  The additional $30.0 million Abbott milestone payment is triggered upon receiving FDA approval for cethromycin.  Development timelines and related costs are difficult to estimate and may vary significantly from our current estimates.

If cethromycin is approved for marketing by the FDA, we plan to sell cethromycin using commercial partners to access the primary care physician market and to build and utilize a focused internal sales force that will market directly to early adopters such as, but not limited to, pulmonary medicine and infectious disease physicians.  While we recently entered into a development and commercialization agreement for cethromycin with Wyeth Pharmaceuticals, (“Wyeth”) in the Asia Pacific region, excluding Japan (See below), discussions with other potential commercial partners focused on other geographical markets such as the European Union and the United States are ongoing.

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

In addition to its use in the treatment of CAP, cethromycin has also demonstrated significant in vitro activity against over 30 anthrax (Bacillus anthracis) strains.  During the third quarter of 2007, we concluded a study testing cethromycin’s efficacy in treating inhalation anthrax post-exposure for prophylaxis in non-human primates.  Results from this study demonstrated that a thirty (30) day course of oral cethromycin at a 16 mg/kg of once-daily dosing (the human equivalent dose of 300 mg) was 100% protective against a lethal dose of inhaled B. anthracis Ames strain spores.   We are collaborating with the National Institute of Allergy and Infectious Diseases to evaluate cethromycin’s potential in preventing inhalational anthrax and other high-priority bioterror agents.

In September 2008, we entered into a development and commercialization agreement for cethromycin with Wyeth, in the Asia Pacific region excluding Japan. We will retain exclusive rights to cethromycin in the rest of the world, including North America and Europe and excluding Japan.  In addition to future royalty payments, we would receive milestone and regulatory payments based on successful achievement of clinical, regulatory and commercial objectives in specific markets. We will collaborate with Wyeth to develop additional clinical data in the Asia Pacific region to support regulatory filings in that region.  It is not anticipated that Wyeth would file for regulatory approval in the Asia Pacific region prior to us obtaining U.S. approval for cethromycin from the FDA.

In August 2008, we signed a letter of intent with DSM Pharma Chemicals North America (“DSM”), Inc. to proceed with a proposal to purchase raw materials to produce commercial quantities of cethromycin.  Our intent is conditional upon the parties entering into a formal supply agreement which will govern the terms and conditions including but not limited to the timing of production and the milestone payment schedule.  While these conditions are pending, the parties recognize that there are lengthy lead times for the raw materials needed to be used to complete the production described in the proposal.  Therefore, we authorized DSM to procure the necessary raw materials to be used to complete the production in anticipation of entering into the formal supply agreement.  Upon execution of this agreement, we agreed to issue a purchase order to DSM for the necessary raw materials at an estimated cost of $4.2 million.  The cost of these raw materials are subject to changes in the Euro/US Dollar exchange rate. The hypothetical cost of these raw materials at September 30, 2008 was $3.9 million.

In August 2008, we announced that the Defense Threat Reduction Agency (“DTRA”) of the U.S. Department of Defense awarded us a two-year contract worth up to $3.8 million to further study cethromycin as a potential broad-spectrum medical countermeasure. The contract, part of the agency’s Transformational Medical Technologies Initiative (“TMTI”), will fund NDA-enabling studies evaluating cethromycin’s efficacy in combating Category A and B bioterror agents such as Fransicella tularensis (tularemia), Yersinia pestis (plague) and Burkholderia pseudomallei (melioidosis). Under the terms of the contract, $1.8 million of DTRA funds are available over a nine-month base period beginning in August 2008, to initiate NDA-enabling studies measuring cethromycin’s efficacy in treating tularemia and plague as well as studies to measure cethromycin’s efficacy in treating melioidosis. The remaining $2.0 million may be awarded over the ensuing 15 months to complete the project.

Financial Update

Since our inception, we have incurred net losses each year. Our net loss for the nine months ended September 30, 2008 was $20.0 million.  As of September 30, 2008, we had an accumulated deficit of $119.6 million. We have funded operations to date primarily from debt financings and capital contributions from our founder and Chief Executive Officer, proceeds from the initial public offering of our common stock, the subsequent sale of our common stock in three private placements, including our commercial partnership agreement with Wyeth (See Note 2 of the consolidated financial statements) and borrowings under our bank line of credit.  We will not be generating any product-based revenues or realizing cash flows from operations in the near term, and may not have sufficient cash or other funding available to complete our anticipated business activities during 2009.  In order to address our working capital shortfall we intend to raise additional capital by licensing our lead compound, cethromycin, to commercial partners.  We believe, based upon current market conditions, additional commercial partnership agreements would include a series of milestone payments, including up-front milestones that would fund our continued operations.  Although management believes we could secure additional commercial partnerships, there can be no assurances that such partnerships will be available at terms acceptable to us, if at all.   In addition, we have executed a Standby Equity Distribution Agreement (“SEDA”) which provides for the sale of up to $15.0 million of our common stock to an accredited investor, YA Global Investments, L.P. (“YA”), an affiliate of Yorkville Advisors, subject to certain terms and conditions (See Note 2 of the consolidated financial statements).  If we raise additional capital by issuing equity securities, our shareholders could experience substantial dilution.  As a result of these uncertainties, there is significant doubt about our ability to continue as a going concern.

In September 2008, we raised approximately $1.7 million, net of offering expenses, through a stock purchase agreement in connection with our entry into a development and commercialization agreement with Wyeth.  We issued 1,888,606 shares of common stock at a price of $0.908 per share.

In September 2008, we entered into a SEDA, with YA, for the sale of up to $15.0 million of shares of our common stock over a two-year commitment period.   In connection with entering into the SEDA, we also entered into a Registration Rights Agreement with YA. Under the terms of the SEDA, we may from time to time, in our discretion, sell newly-issued shares of our common stock to YA at a discount to market of 5%. The amount of each advance is limited to the greater of $400,000 or the average trading volume for the five trading days prior to the advance notice date.  We are not obligated to utilize any of the $15.0 million available under the SEDA and there are no minimum commitments or minimum use penalties.  Based upon our currently outstanding shares of common stock, and options and warrants to purchase common stock, the aggregate number of shares that we may sell under the SEDA without stockholder approval is currently limited to approximately 4.5 million shares. Unless stockholder approval is sought and obtained, the total amount of funds that ultimately can be raised under the SEDA over the two-year term will depend on the then-current price for our stock and the number of shares actually sold.  The amendment to our credit facility contains a covenant limiting our utilization of the SEDA to $9.0 million without the bank’s prior consent. In addition, under the terms of the SEDA, we are not able to utilize the facility after receipt of a delisting notice from the principal trading market on which our common stock is being traded, which was received on October 1, 2008.  We are currently working with YA to obtain a waiver to this covenant.  In the event a waiver cannot be obtained, we will not be able to utilize this facility unless and until we meet certain listing requirements.  Pursuant to the terms of the SEDA, we paid to YA a commitment fee of $300,000 by issuing 393,339 shares of our common stock, and incurred $55,000 of other closing costs.

In October 2008, we restructured our line of credit.  The terms of the new line of credit increased the availability under the facility from $4.0 million to $10.0 million, extended the maturity date one year to January 1, 2011, and changed the floating rate to a fixed interest rate of 8.5%.  The line of credit is secured by substantially all of our assets, except that the collateral specifically excludes any rights that we may have as a result of our license agreement with Abbott for cethromycin, and is further secured by 2.5 million shares of our common stock held by ALS Ventures, LLC.  The credit agreement contains a material adverse change clause, which is subject to the judgment of the lender and, if triggered, can accelerate the payment of the debt.  The terms also include a covenant limiting the use of the SEDA to $9.0 million without the bank’s consent.   We have issued warrants for the purchase of 65,000 shares of our common stock at an exercise price of $1.00 per share to the lender as a closing fee.  The warrants became exercisable upon issuance and will expire five years from the date of the grant.  We borrowed $6.0 million on our new line of credit in October 2008, to partially fund the Abbott milestone payment made in October.

On October 1, 2008, we received notice from the Nasdaq Listing Qualifications Department stating that the market value of our listed securities was below $35.0 million for 10 consecutive days, and that we were in violation of the requirement for continued listing on the Nasdaq Capital Market under Marketplace Rule 4310(c)(3)(B) (the “Rule”).  Nasdaq also informed us that we are not in compliance with either of Marketplace Rules 4310(c)(3)(A) or 4310(c)(3)(C), which together require either minimum stockholders’ equity of $2.5 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years for listing eligibility.

We were not compliant with the Rule by the deadline of October 31, 2008 and received notice from the Nasdaq Listing Qualifications Department stating that we are in violation of the requirement for continued listing on the Nasdaq Capital Market.   We intend to appeal this decision with the Nasdaq Listing Qualifications Department.  Our securities will remain listed on the Nasdaq Capital Market throughout the appeal process.  While we intend to appeal the determination by the Nasdaq staff to delist our common stock to a Nasdaq Listing Qualifications Panel, we may not be successful in our appeal, in which case our common stock will be delisted.  In the event of delisting, trading, if any, would be conducted in the over-the-counter market in the so-called “pink sheets” or on the OTC Bulletin Board.  Should this occur, existing stockholders will suffer decreased liquidity.

In December 2007, we raised approximately $17.8 million, net of underwriting discounts and offering expenses, in connection with the issuance of 10,191,083 shares and warrants to purchase 5,095,542 shares of our common stock at $1.96 per share.  The exercise price of the warrants is $2.15 per share and they expire in December 2012.

Results of Operations

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Revenue.  The Company reported revenue of $32,006 for the three months ended September 30, 2008 compared to $0 for the three months ended September 30, 2007.  Revenue in 2008 was derived from a grant awarded by the DTRA of the U.S. Department of Defense.  The terms of the grant agreement include a nine-month base period, beginning in August 2008, totaling $1.8 million and an option period totaling $2.0 million that would extend the grant for an additional 15 months.

Research and development expense.  Research and development expense increased $7.4 million to $11.2 million for the three months ended September 30, 2008.  The entire increase is attributable to costs incurred for our cethromycin development program.  Included in this amount is a $10.0 million milestone expense incurred under our license agreement for cethromycin with Abbott.  The milestone was triggered upon submission of the cethromycin NDA to the FDA, which occurred on September 30, 2008.  Clinical trial expenses declined $2.6 million when compared to the same period last year, the result of the completion of our second clinical trial in November 2007.

General and administrative expense.  General and administrative expenses declined $0.2 million to $1.8 million for the three months ended September 30, 2008.  The decrease was attributable to marketing expenses incurred in connection with our attendance at the annual meeting of the Interscience Conference of Antimicrobial Agents and Chemotherapy (“ICAAC”) which was held in the third quarter in 2007 and the fourth quarter in 2008.  The Company will be in attendance this year and expects to incur a similar level of marketing expenses related to the conference during the fourth quarter.

Interest income.  Interest income declined $0.1 million to $0.1 million for the three months ended September 30, 2008, the result of a lower average cash balance and associated interest rates in the third quarter of 2008 as compared to the same period in 2007.

Interest expense.  Interest expense declined $14,000 in the three months ended September 30, 2008 as compared to the same period last year, the result of a renewal of our line of credit at a lower interest rate.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Revenue.  Revenue for the nine months ended September 30, 2008 was $32,006 compared to $0 for the nine months ended September 30, 2007.  Revenue in 2008 was derived from a grant awarded by the DTRA of the U.S. Department of Defense.   The terms of the grant agreement include a nine-month base period, beginning in August 2008, totaling $1.8 million and an option period totaling $2.0 million that would extend the grant for an additional 15 months.

Research and development expense.  Research and development expense decreased $6.9 million to $14.8 million for the nine months ended September 30, 2008 as compared to the same period in 2007.  Included in the 2008 amount is a $10.0 million milestone expense incurred under our license agreement for cethromycin with Abbott.  The largest component of the total decline was cethromycin clinical trial expenses which were $12.0 million lower than the same period last year.  Data from the second of two pivotal Phase III clinical trials was released in November of 2007 effectively bringing the trials to their natural conclusion.  Expenses incurred to compile our NDA totaled $2.0 million for the nine months ended September 30, 2008 and represented a decline of $4.5 million when compared to the same period last year.  The majority of this decrease is attributable to our cethromycin bulk-scale manufacturing program that was successfully concluded during the third quarter of 2007.  Manufacturing expenses incurred in relation to process optimization activities of cethromycin totaled $0.6 million for the nine months ended September 30, 2008 and were entirely incremental to the same period in the previous year. Expenses related to our study testing cethromycin’s efficacy in treating inhalation anthrax post-exposure for the prophylaxis in non-human primates declined $1.1 million to $0 for the nine months ended September 30, 2008 as compared to the same period last year.  This study was completed during the third quarter of 2007.

General and administrative expense.  General and administrative expense decreased $0.1 million to $5.2 million for the nine months ended September 30, 2008 as compared to the same period in 2007.  Minor increases in salary and benefit, facilities and marketing expenses were offset by decreases in marketing and insurance expenses resulting in a net decrease of $0.1 million.

 Interest income.  Interest income declined $0.4 million to $0.3 million for the nine months ended September 30, 2008, the result of a lower average cash balance and associated interest rates in the first half of 2008 as compared to the same period in 2007.

Interest expense.  Interest expense declined $40,000 in the nine months ended September 30, 2008 as compared to the same period last year, the result of a renewal of our line of credit at a lower interest rate.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development and general and administrative expenses.  To date, we have not generated any revenues from the sale of products, and we do not expect to generate any such revenues in the near term, if at all.  As a result, we have incurred an accumulated deficit of $119.6 million as of September 30, 2008 and we expect to incur significant operating losses for the foreseeable future.  Cash and cash equivalents were $7.8 million as of September 30, 2008.  Since our inception in 1999 to August 2005, we financed our operations primarily through debt and capital contributions from our founder and controlling stockholder and borrowings under our bank line of credit.  In August 2005 we completed our initial public offering in which we raised $28.7 million, net of underwriters discount and offering costs.  Since that time, we have completed three private placements in which we raised $52.8 million, net of underwriters’ discounts and offering costs.  As of September 30, 2008 we had negative working capital of $6.2 million, the result of the $10.0 million milestone obligation payable to Abbott upon submission of our NDA for cethromycin.   We funded this obligation in October 2008 using our existing cash resources and borrowings under our restructured line of credit (See Note 4 to the consolidated financial statements).

In September 2001, our Chief Executive Officer made a $2.0 million loan to us. The loan accrues interest at the rate of 7.75%, and is due and payable on January 5, 2009.  The balance of the loan was $2.0 million as of September 30, 2008.

We have a line of credit with a local financial institution under which we had $3.9 million outstanding as of September 30, 2008.  In October 2008, we restructured our line of credit.  The terms of the new line of credit increased the availability under the facility from $4.0 million to $10.0 million, extended the maturity date one year to January 1, 2011, and changed the floating rate to a fixed interest rate of 8.5%.  The line of credit is secured by substantially all of our assets, except that the collateral specifically excludes any rights that we may have as a result of our license agreement with Abbott for cethromycin, and is further secured by 2.5 million shares of our common stock held by ALS Ventures, LLC.  The credit agreement contains a material adverse change clause, which is subject to the judgment of the lender and, if triggered, can accelerate the payment of the debt.  The terms also include a covenant limiting the use of the SEDA to $9.0 million without the bank’s consent.   We issued warrants for the purchase of 65,000 shares of common stock at an exercise price of $1.00 per share to the lender as a closing fee.  The warrants became exercisable upon issuance and will expire five years from the date of the grant.  We borrowed $6.0 million on our new line of credit in October 2008, to partially fund the Abbott milestone payment made in October.

During the nine months ended September 30, 2008, cash used in operating activities totaled $11.8 million.  Approximately $7.1 million was used for the development of cethromycin, $0.3 million for anthrax trials, $0.3 million for research activities related to our proprietary portfolio of compounds and $4.1 million for general operations net of $0.3 million in interest income.

Contractual Obligations

As of September 30, 2008, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of executed research, development, license and commercialization agreements are as follows:

	Payments Due by December 31,
	2008	2009	2010	2011	2012	Total
Notes payable	$—	$2,000,000	$3,915,000	$—	$—	$5,915,000
Interest	100,529	246,321	304	—	—	347,154
Abbott milestone payment	10,000,000	—	—	—	—	10,000,000
Cethromycin clinical & NDA costs	462,717	853,827	—	—	—	1,316,544
Commercialization costs	27,459	4,385,154	—	—	—	4,412,613
ALS-357 clinical trial	12,018	869,965	—	—	—	881,983
Capital leases	1,918	8,468	4,350	—	—	14,736

Total	$10,604,641	$8,363,735	$3,919,654	$—	$—	$22,888,030

In October 2008, we restructured our line of credit.  The terms of the new line of credit increased the availability under the facility from $4.0 million to $10.0 million, extended the maturity date one year to January 1, 2011, and changed the floating rate to a fixed interest rate of 8.5%. The line of credit is secured by substantially all of our assets, except that the collateral specifically excludes any rights that we may have as a result of our license agreement with Abbott for cethromycin, and is further secured by 2.5 million shares of our common stock held by ALS Ventures, LLC.  The credit agreement contains a material adverse change clause, which is subject to the judgment of the lender and, if triggered, can accelerate the payment of the debt. The terms also include a covenant limiting the use of the SEDA to $9.0 million without the bank’s consent.   We issued warrants for the purchase of 65,000 shares of common stock at an exercise price of $1.00 per share to the lender as a closing fee. The warrants became exercisable upon issuance and will expire five years from the date of the grant.  We borrowed $6.0 million on our new line of credit in October 2008, to partially fund the Abbott milestone payment made in October.  The table above reflects our existing line of credit as of September 30, 2008.

In October 2008, we made a $10.0 million milestone payment to Abbott triggered by our NDA submission for cethromycin. The above table does not include the potential $30.0 million product based milestone payment under our license agreement with Abbott which we will owe Abbott if and when the FDA approves the NDA, which we estimate will occur in 2009.   Thereafter, we would owe Abbott an additional $2.5 million upon reaching $200.0 million in aggregate net sales of cethromycin and $5.0 million upon reaching $400.0 million in aggregate net sales.  The periods in which milestone obligations become payable, if at all, are only estimates due to uncertainties associated with the completion of the clinical studies and related regulatory filings.

In the first ten months of 2008 we executed cethromycin development-related contracts totaling $1.5 million.  Of the total contracts executed, $0.8 million related to the compilation of our cethromycin NDA and NDA directed studies, $0.6 million related to process optimization of our commercial manufacturing program, and $0.1 million related to the development of an intravenous formulation for cethromycin.

In the third quarter of 2008, we entered into contracts totaling $4.4 million related to the commercialization and marketing of cethromycin.  This includes a letter of intent for the procurement and synthesis of raw materials to be used in the commercial scale production of cethromycin.    The lead time for acquiring these raw materials is expected to be six to eight months, therefore we do not expect cash payment associated with this agreement to be made until the second quarter of 2009.  The cost of these raw materials are subject to changes in the Euro/US Dollar exchange rate. The hypothetical cost of these raw materials (reflected in the table above) at September 30, 2008 was $3.9 million.  The remaining $0.5 million of contracts executed related to the marketing of cethromycin.

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

Our commitments under operating leases consist of payments made to a related party relating to our facility lease in Woodridge, Illinois, which expired in September of 2008.  We are currently in negotiations with our current landlord to renew the lease and therefore have not reflected any lease commitments as of September 30, 2008.  Following the expiration of the lease in September, we are making payments equal to our last payment under the previous agreement.

In conjunction with the grant awarded by the DTRA, we entered into subcontractor arrangements to further study cethromycin as a potential broad-spectrum medical countermeasure.  These costs, which are not included in the table above, are expected to be approximately $1.5 million over a nine-month base period and $1.6 million for an option period that would extend the arrangements for an additional 15 months.  The subcontractor arrangements were entered into in the fourth quarter of 2008.

In October 2008, we restructured our line of credit in order to increase the amount available under the facility.  We also borrowed $6.0 million on our new line of credit in October 2008.  This, along with existing cash resources funded the $10.0 million milestone payment to Abbott made in October 2008, triggered upon submission of the cethromycin NDA to the FDA. We believe our current cash and cash equivalents are sufficient to fund our existing and anticipated development commitments, indebtedness and general operating expenses through the end of 2008.  We will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all, and may not have sufficient cash or other funding available to complete our anticipated business activities during 2009. In order to address our working capital shortfall we intend to raise additional capital by licensing our lead compound, cethromycin, to commercial partners.  We believe, based upon current market conditions, additional commercial partnership agreements would include a series of milestone payments, including up-front milestones that would fund our continued operations.  Although management believes we could secure additional commercial partnerships, there can be no assurances that such partnerships will be available at terms acceptable to us, if at all.   In addition, we have executed a SEDA which provides for the sale of up to $15.0 million of our common stock to an accredited investor, YA, subject to certain terms and conditions (See Note 2 of the consolidated financial statements).  If we raise additional capital by issuing equity securities, our shareholders could experience substantial dilution.  As a result of these uncertainties, there is significant doubt about our ability to continue as a going concern.

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

Research and Development

Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of our proprietary product portfolio.  All such costs are expensed as incurred.  Clinical trial costs incurred by third parties are expensed as the contracted work is performed.  We estimate both the total cost and time period of the trials and the percent completed as of that accounting date.  We believe that the estimates made as of September 30, 2008 are reflective of the actual expenses incurred as of that date.

Stock-based Compensation

We account for stock-based awards to employees and non-employees using the accounting provisions of Statement of Financial Accounting Standards No. 123(R) Share-Based Payments which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation.  We use a Black-Scholes options-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred.  The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options.  Expected volatility is based on historical volatility of our stock since August 5, 2005, the date our stock began to trade publicly.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected lives for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted.  We estimate future forfeitures of options based upon historical forfeiture rates.

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

Our most liquid assets are cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. We also believe that we have intangible assets in the value of our intellectual property. In accordance with generally accepted accounting principles, we have not capitalized the value of this intellectual property on our balance sheet. Due to the nature of this intellectual property, we believe that these intangible assets are not affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.  The fluctuation in the exchange rate between the U.S. Dollar and the Euro could affect amounts due under certain contract manufacturing agreements.  A hypothetical increase in the exchange rate between the Euro and the U.S. Dollar as of September 30, 2008 of ten percent, would increase contract manufacturing costs $391,000.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows may be impacted by a number of factors, including those set forth in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  Set forth below are material changes in our risk factors since the 2007 Form 10-K.  The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our 2007 Form 10-K and this Quarterly Report on Form 10-Q.

We may not be able to continue as a going concern or fund our existing capital needs.

Our independent registered public accounting firm included an explanatory paragraph in the report on our 2007 financial statements related to the uncertainty in our ability to continue as a going concern.  The paragraph stated that we do not have sufficient cash on-hand or other funding available to meet our obligations and sustain our operations, which raises substantial doubt about our ability to continue as a going concern.   We currently believe that our current cash and cash equivalents are only sufficient to fund our existing and anticipated development commitments, indebtedness and general operating expenses through the end of 2008.  We will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all, and may not have sufficient cash or other funding available to complete our anticipated business activities during 2009.  In order to address our working capital shortfall we intend to raise additional capital by licensing our lead compound, cethromycin, to commercial partners.  There can be no assurances that such partnerships will be available on terms acceptable to us, if at all.

In order to provide access to needed capital, we executed a Standby Equity Distribution Agreement (“SEDA”) that allows us to sell shares of our common stock to an accredited investor, YA Global Investments, L.P. (“YA”), subject to certain terms and conditions.  Although we have not yet done so, any shares of our common stock that we determine to sell pursuant to the SEDA will have a dilutive impact on our stockholders. The SEDA terms also provide that YA may promptly re-sell the shares we issue to them under the SEDA and such re-sales could cause the market price of our common stock to decline significantly with advances under the SEDA. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to YA in exchange for each dollar of the advance. Under these circumstances our existing stockholders would experience greater dilution. The sale of our common stock under the SEDA could encourage short sales by third parties, which could contribute to the further decline of our stock price.  There can be no assurance that we will be able to obtain adequate capital funding in the future, under the SEDA or otherwise, to continue operations and implement our strategy.  As a result of these uncertainties, there is significant doubt about our ability to continue as a going concern.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-1/A as exhibit 3.2 on July 1, 2005)

3.2	Certificate of Incorporation of Advanced Life Sciences, Inc. (as filed in our Amended Registration Statement on Form S-1/A as exhibit 3.1 on June 3, 2005)

3.3	Amended By-laws of Advanced Life Sciences Holdings, Inc. (as filed in our Annual Report on Form 10-K as exhibit 3.3 on February 19, 2008)

4.1*	Warrant issued to The Leaders Group, Inc. to purchase 65,000 shares of Advanced Life Sciences Holdings Common stock at $1 per share, dated as of October 23, 2008.

10.1*	Amended and Restated Business Loan Agreement between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008.

10.2*	Amended and Restated Promissory Note between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008.

10.3*	Commercial Pledge Agreement between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008.

10.4*	Commercial Guaranty between Advanced Life Sciences Holdings, Inc. and The Leaders Bank, dated as of October 23, 2008.

10.5*	Commercial Security Agreement between Advanced Life Sciences Holdings, Inc. and The Leaders Bank, dated as of October 23, 2008.

10.6*	Amended and Restated Commercial Security Agreement between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008

10.7*	Intellectual Property Security Agreement between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008.

10.8*	Commercial Guaranty between Advanced Life Sciences Holdings Inc. and The Leaders Bank, dated as of October 23, 2008.

10.9*	Amended and Restated Commercial Pledge Agreement between ALS Ventures, LLC, Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008.

10.10*	Agreement to Provide Insurance between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008.

10.11*+	Development and Commercialization Agreement by and between Wyeth acting through its Wyeth Pharmaceuticals Division and Advanced Life Sciences Holdings, Inc., dated as of September 23, 2008.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

+  Certain information in this exhibit has been omitted and filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2 of the Exchange Act. Omitted portions are indicated in this exhibit with [***].

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Life Sciences Holdings, Inc.

By:	/s/ Michael T. Flavin, Ph.D.

Michael T. Flavin, Ph.D.
Chairman of the Board
and Chief Executive Officer

By:	/s/ John L. Flavin

John L. Flavin
President and
Chief Financial Officer

Dated: November 6, 2008

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-1/A as exhibit 3.2 on July 1, 2005)

3.2	Certificate of Incorporation of Advanced Life Sciences, Inc. (as filed in our Amended Registration Statement on Form S-1/A as exhibit 3.1 on June 3, 2005)

3.3	Amended By-laws of Advanced Life Sciences Holdings, Inc. (as filed in our Annual Report on Form 10-K as exhibit 3.3 on February 19, 2008)

4.1*	Warrant issued to The Leaders Group, Inc. to purchase 65,000 shares of Advanced Life Sciences Holdings Common stock at $1 per share, dated as of October 23, 2008.

10.1*	Amended and Restated Business Loan Agreement between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008.

10.2*	Amended and Restated Promissory Note between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008.

10.3*	Commercial Pledge Agreement between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008.

10.4*	Commercial Guaranty between Advanced Life Sciences Holdings, Inc. and The Leaders Bank, dated as of October 23, 2008.

10.5*	Commercial Security Agreement between Advanced Life Sciences Holdings, Inc. and The Leaders Bank, dated as of October 23, 2008.

10.6*	Amended and Restated Commercial Security Agreement between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008

10.7*	Intellectual Property Security Agreement between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008.
10.8*	Commercial Guaranty between Advanced Life Sciences Holdings Inc. and The Leaders Bank, dated as of October 23, 2008.

10.9*	Amended and Restated Commercial Pledge Agreement between ALS Ventures, LLC, Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008.

10.10*	Agreement to Provide Insurance between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008.

10.11*+	Development and Commercialization Agreement by and between Wyeth acting through its Wyeth Pharmaceuticals Division and Advanced Life Sciences Holdings, Inc., dated as of September 23, 2008.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

+  Certain information in this exhibit has been omitted and filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2 of the Exchange Act. Omitted portions are indicated in this exhibit with [***].