Form 10-K
period 2008-12-31
Advanced Life Sciences Holdings, Inc.
filed 2009-02-12
CIK 1322734

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Period Ended: December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes    ☒ No

        The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $30.4 million (based upon the closing price of $1.05 per common share as quoted on the Nasdaq National Market). The registrant has no outstanding non-voting stock. For purposes of this computation, it is assumed that the shares of voting stock held by directors and officers would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2008 was 28,911,123 shares.

        Total common stock outstanding as of February 9, 2009 was 41,592,309 shares.

Documents incorporated by reference

        Certain sections of the Registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders for the year ended December 31, 2008 (the "2009 Proxy Statement") are to be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year ended December 31, 2008 and are incorporated by reference into Part III of this Report.

ADVANCED LIFE SCIENCES HOLDINGS, INC
INDEX
Form 10-K

	PART I
Item 1.	Business	2
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	31
Item 2.	Properties	31
Item 3.	Legal Proceedings	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
	PART II
Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32
Item 6.	Selected Financial Data	33
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 8.	Financial Statements and Supplementary Data	44
	Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	45
	Consolidated Statements of Operations for the years ended December 31, 2008, 2007, 2006 and period from inception (January 1, 1999) through December 31, 2008	46
	Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2008, 2007, 2006 and period from inception (January 1, 1999) through December 31, 2008	47
	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, 2006 and period from inception (January 1, 1999) through December 31, 2008	48
	Notes to Consolidated Financial Statements	49
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	66
Item 9A.	Controls and Procedures	66
Item 9B.	Other Information	67
	PART III
Item 10.	Directors and Executive Officers of the Registrant	67
Item 11.	Executive Compensation	67
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	67
Item 13.	Certain Relationships and Related Transactions	67
Item 14.	Principal Accountant Fees and Services	68
	PART IV
Item 15.	Exhibits	68

PART I

Item 1.    Business.

        This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Advanced Life Sciences Holdings to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning product research, development and commercialization timelines; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described in Item 1A "Risk Factors" in this annual report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

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

Overview

        We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs in the areas of infectious disease, oncology and respiratory disease. Using our internal discovery capabilities and our network of pharmaceutical and academic partners, we have assembled a promising pipeline of clinical and preclinical product candidates. The following is a summary of each of our primary programs:

  •
  Infectious Disease.  We have an exclusive worldwide license (excluding Japan) from Abbott Laboratories ("Abbott") to develop and commercialize cethromycin, a second generation, once-a-day antibiotic for the treatment of respiratory tract infections. In December 2005, we initiated our pivotal Phase III clinical program for the treatment of mild-to-moderate community acquired pneumonia ("CAP"), the indication for which we initially plan to seek Food and Drug Administration ("FDA") approval. In 2007, we successfully completed these two pivotal Phase III clinical trials. Cethromycin met its primary endpoint of demonstrating non-inferiority against its comparator, Biaxin, in both trials. Cethromycin has been tested in approximately 5,600 human subjects in clinical trials to date. On September 30, 2008 we submitted a New Drug Application ("NDA") for the use of cethromycin in CAP. In December 2008, we were notified that our NDA package had been filed with the FDA and were given a target Prescription Drug User Fee Act ("PDUFA") date of July 31, 2009. Along with our clinical work in the treatment of mild-to-moderate community acquired pneumonia, we are collaborating with the National Institute of Allergy and Infectious Disease and the U.S. Army Medical Research Institute of Infectious Diseases to evaluate cethromycin's potential in preventing inhalation anthrax and other high-priority bioterror agents. In March 2007, the FDA designated cethromycin an Orphan Drug for the prophylactic treatment of patients exposed to inhalation anthrax and in May 2007, cethromycin was shown to be 100% protective against a lethal dose of inhaled anthrax in non-human primates. In August 2008, we announced that the Defense Threat Reduction Agency ("DTRA") of the U.S. Department of Defense had awarded the Company a two-year contract worth up to $3.8 million to fund NDA-enabling studies evaluating cethromycin's efficacy in combating Category A and B bioterror agents such as Fransicella tularensis (tularemia), Yersinia pestis (plague) and Burkholderia pseudomallei (melioidosis).

  •
  Oncology.  ALS-357 is a compound that has shown evidence of anti-tumor activity against malignant melanoma in preclinical studies. Currently available therapies have not had significant success at prolonging survival for patients with melanoma that has spread beyond the primary growth site. We believe that ALS-357 has the potential for either a topical or systemic formulation. We have established an open investigational new drug application ("IND") for ALS-357 with the FDA and have begun screening patients in a Phase I/II escalating dose study for the topical treatment of cutaneous melanoma. In August 2007, the FDA designated ALS-357 an Orphan Drug for the topical treatment of metastatic melanoma. In addition to the lead compound, we also have a preclinical analogue program underway and are generating new compounds under our medicinal chemistry platform. We intend to seek a partner to assist in the funding and advancement of this program.

  •
  Respiratory Disease.  ALS-886 is a novel therapeutic in preclinical development for the treatment of inflammation-related tissue damage, including tissue damage associated with acute respiratory distress syndrome ("ARDS"). Patients suffering from ARDS have a high fatality rate, and there are currently only limited treatment options available. We have established an IND application for ALS-886 with the FDA. We expect that the first clinical study will involve approximately 40 patients to determine the safety profile of the compound in human subjects. In July 2008, we began a collaboration with the United Kingdom's Defence Science and Technology Laboratory ("Dstl") to evaluate ALS-886 as a treatment for chemically induced lung injury. We intend to seek a partner to assist in the funding and advancement of this program.

        In addition to the compounds summarized above, we have additional product candidates in preclinical development coming from our natural products-based chemistry platform. We have not received FDA approval for any of our product candidates. Our revenues to date have consisted solely of management fees and one-time or limited payments associated with our collaborations or grants. Our cumulative net loss was $122.4 million as of December 31, 2008, and we do not anticipate generating any revenue from the sale of cethromycin for the next several years. If we secure commercial partnerships as planned during 2009, milestones received as a result of any of our commercial partnership agreements could be recognized as revenue in 2009 depending on the underlying nature of the milestones. Since our inception in 1999, we have financed our operations primarily through public and private equity offerings, loans from our founder and borrowings under our bank line of credit. We will continue to do so until we are able to generate revenues from our product candidates, if ever.

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

        In September 2008, in connection with our entry into a development and commercialization agreement, we entered into a stock purchase agreement with Wyeth Pharmaceuticals ("Wyeth"). Under the terms of agreement, Wyeth made an up-front investment in ADLS by purchasing 1,888,606 shares of its common stock at a price of $0.908 per share for approximately $1.7 million, net of offering expenses, representing approximately 4.9% of our total outstanding shares.

Our Strategy

        Our objective is to become a fully integrated pharmaceutical company that discovers and develops small molecule therapeutics to treat life-threatening diseases in the areas of infectious disease, oncology and respiratory disease, and then markets these products directly to healthcare providers including, but not limited to, physicians and hospitals. We plan to sustain our drug development pipeline through our internal drug discovery capabilities and by opportunistically in-licensing promising compounds that fit into our areas of focus. Specific key aspects of our strategy include the following:

  Maximize the Commercial Potential of Cethromycin

        We currently intend to focus a significant portion of our business efforts on the regulatory approval and commercialization of cethromycin for the treatment of mild-to-moderate community acquired pneumonia. Human clinical trials have been performed to determine the safety and efficacy of cethromycin in approximately 5,600 human subjects. In November 2007, we completed our pivotal Phase III clinical trials for the treatment of mild-to-moderate community acquired pneumonia using a 300 mg once-daily dosing regimen. In September 2008 we submitted an NDA for the use of cethromycin in CAP. This submission was accepted for filing with a target PDUFA date of July 31, 2009.

        In addition to pursuing an NDA for mild-to-moderate community acquired pneumonia in pivotal Phase III clinical trials, we intend to evaluate opportunities for cethromycin in the treatment of other respiratory tract infections.

  Advance the Development of our Oncology and Respiratory Disease Product Candidates as Funds are Available or Through a Partnership

        Whereas the development of cethromycin remains our highest priority, we intend to leverage our existing clinical trial experience to advance product candidates in our oncology and respiratory disease programs through clinical trials. For instance, to develop ALS-357 for the treatment of malignant melanoma, we initiated a Phase I/II clinical trial with a topical formulation to test safety and provide preliminary data regarding efficacy. We also plan to develop a systemic formulation of ALS-357 and initiate related clinical trials. To advance ALS-886 for the treatment of inflammation-related tissue damage, we plan to conduct Phase I clinical trials that test safety and provide preliminary data regarding efficacy in preventing lung tissue damage in ARDS patients.

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

  Continue to Develop Strategic Collaborations

        We plan to continue developing relationships with key pharmaceutical and biotechnology companies, governmental institutions and academic laboratories in order to in-license promising compounds that are not core to their strategy but fit closely with our corporate strengths. We also intend to identify co-development partners for the out-licensing of certain product candidates. Further, we may choose to establish collaborative partnerships through which certain of our clinical candidates can be marketed and commercialized. As part of this strategy, we signed a development and commercialization agreement with Wyeth in September 2008 for cethromycin in the Asia Pacific region excluding Japan.

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

Our Lead Program

        In December 2004, Abbott Laboratories granted us an exclusive worldwide license, except in Japan, to commercialize cethromycin, our most advanced product candidate. Cethromycin is a second generation once-a-day oral antibiotic from the ketolide-class used in the treatment of respiratory tract infections. We are initially developing cethromycin as a treatment for mild-to-moderate community acquired pneumonia and have recently completed Phase III clinical development in this indication. Over the last decade, the rapid rise in severe and fatal infections caused by antibiotic-resistant bacteria has posed a serious threat to public health. There is a need to discover new antibiotics that are effective against resistant bacteria. As a new class of antibiotics, ketolides have shown activity against penicillin- and macrolide-resistant Gram-positive pathogens. Cethromycin has demonstrated activity toward drug-resistant Streptococcus pneumoniae and Haemophilus influenzae, two of the pathogens commonly found in mild-to-moderate community acquired pneumonia, when compared to the published data on antibiotics currently on the market. Cethromycin has also shown in vitro evidence of an extended post-antibiotic effect, meaning that the suppression of bacterial growth persists in the absence of measurable antibiotic concentration. Prior to our acquisition of cethromycin, six Phase III clinical trials had been completed by Abbott for the treatment of respiratory tract infections, and cethromycin demonstrated a clinical cure rate as high as 93% for subjects with mild-to-moderate community acquired pneumonia. We were able to reproduce similar results in our two pivotal Phase III trials in CAP, which reported per protocol clinical cure rates of 94.0% in trial CL05-001 (comparator, Biaxin, was 93.8%) and 91.5% in trial CL06-001 (comparator, Biaxin, was 95.9%). Looking at the pooled results, per protocol clinical cure rates were 92.8% for cethromycin and 94.9% for Biaxin. This gives a confidence interval of [-5.4, +1.2]. Cethromycin was well-tolerated with the most common adverse events being taste disturbance (cethromycin 9.3%, Biaxin 4.0%), diarrhea (cethromycin 4.7%, Biaxin 4.4%), nausea (cethromycin 3.6%, Biaxin 2.6%) and headache (cethromycin 2.7%, Biaxin 4.6%). There were no serious drug-related events. These results were well in line with current FDA guidelines for non-inferiority trials in CAP. A total of 1,106 patients were enrolled in the two studies. In February 2008, we announced the results from Trial CL07-001, a thorough QT study of cethromycin. This study was conducted to evaluate the cardiac safety of cethromycin. The FDA usually requires thorough QT studies for all new chemical entities because prolongation in QT interval (corrected for changes in heart rate, or QTc) may signify an increased risk of developing cardiac arrhythmias. Trial CL07-001 evaluated the potential of cethromycin to cause a prolongation in electrocardiographic QT interval in accordance with FDA and ICH E14 guidance. Trial CL07-001 was a double-blind, randomized, parallel study in which cethromycin, given at a therapeutic does (300 mg once-daily for 5 days) and supratherapeutic dose (900 mg once daily for 5 days) was compared to placebo and moxifloxacin in 238 health adult volunteers. At the therapeutic and supratherapeutic doses, cethromycin showed no signal of any electrocardiographic effects and hence supported its favorable cardiac safety profile. In December 2008, we were notified that our NDA package had been filed with the FDA and were given a target PDUFA date of July 31, 2009.

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

  Current Treatment Options and Limitations

        Until recently, there have been three main classes of antibiotics prescribed for respiratory tract infections such as mild-to-moderate community acquired pneumonia. These are semi-synthetic penicillins (also known as beta-lactams), such as Augmentin® (amoxicillin and clavulanate potassium) sold by GlaxoSmithKline; macrolides, such as erythromycin or Zithromax® (azithromycin) sold by Pfizer; and fluoroquinolones, such as Cipro® (ciprofloxacin) sold by Bayer. Penicillins, macrolides and fluoroquinolones have all been shown to have certain shortcomings with respect to the treatment of respiratory tract infections. Studies have shown that, in the United States, approximately 26% of Streptococcus pneumoniae isolates, the most common pathogens that cause respiratory tract infections such as mild-to-moderate community acquired pneumonia, are resistant to macrolides. In addition, numerous reports in the medical literature have noted the emergence of penicillin-resistant pneumococci. The wide use of fluoroquinolones increases the potential for development of bacterial resistance, cross-resistance to the same or other classes of antibiotics as well as promotes Clostridium difficile associated disease ("CDAD"). Further, in July 2008, the FDA requested manufacturers of fluoroquinolones to include a black box warning for tendon damage.

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

ALS Solution

        We are developing cethromycin, a second generation once-a-day oral antibiotic from the ketolide class, in response to the emerging antibiotic resistance observed in the treatment of mild-to-moderate community acquired pneumonia. Prior to the initiation of our clinical trials, cethromycin had been tested by Abbott in approximately 4,400 human subjects during clinical trials. As of November 2007, we successfully completed two pivotal Phase III clinical trials of cethromycin for the treatment of mild-to-moderate community acquired pneumonia. We also intend to evaluate opportunities for cethromycin in the treatment of other types of bacterial infections.

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

  •
  cethromycin appears to be effective against penicillin-, macrolide- and fluoroquinolone-resistant bacteria;

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

  •
  cethromycin, unlike Ketek®, has not demonstrated visual disturbance side effects in clinical trials;

  •
  cethromycin exhibits promising activity against the USA300 strain of community-associated methicillin-resistant Staphylococcus aureus (CA-MRSA), which has been implicated in recent outbreaks in the USA and is resistant to many currently marketed antimicrobial agents;

  •
  cethromycin has demonstrated potent activity against serotype 19A of S. pneumoniae strains, which has recently emerged, due to widespread use of the 7-valent protein-conjugated pneumococcal vaccine (PCV-7), to cause invasive pneumococcal disease and are resistant to many antibiotics; and

  •
  cethromycin has shown in vitro activities against multiple CDC Category A and B bioterror agents such as Bacillus anthracis, Fransicella tularensis, Yersinia pestis and Burkholderia pseudomallei and has demonstrated 100% protection of anthrax assault in the post-exposure prophylactic monkey model.

        We believe that cethromycin, if approved, would address a growing need in the marketplace to overcome bacterial resistance.

Abbott Laboratories Collaboration

        In December 2004, we entered into an agreement with Abbott Laboratories under which we acquired from Abbott a license to certain patent applications, patents and proprietary technology relating to cethromycin. Under the terms of the agreement we paid $23.0 million to date in license fees and milestones and issued 1,722,569 shares of our common stock to Abbott. In addition, we will owe Abbott $30.0 million if and when the FDA approves the NDA. We also agreed to pay to Abbott $2.5 million upon cethromycin reaching $200 million in aggregate net sales and $5.0 million upon the drug reaching $400 million in aggregate net sales. Finally, we will owe Abbott royalty payments of 19% on the first $100 million of aggregate net sales of cethromycin, 18% on net sales once aggregate net sales exceed $100 million but are less than $200 million, and 17% on all net sales once aggregate net sales exceed $200 million.

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

Wyeth Collaboration

        In September 2008, we entered into a development and commercialization agreement with Wyeth for cethromycin in the Asia Pacific region excluding Japan. We will retain exclusive rights to cethromycin in the rest of the world, including North America and Europe excluding Japan. In addition to future royalty payments, we would receive milestone and regulatory payments based on successful achievement of clinical, regulatory and commercial objectives in specific markets. We will collaborate to develop additional clinical data in the Asia Pacific region to support regulatory filings in that region.

        In connection with our entry into a development and commercialization agreement, we entered into a stock purchase agreement with Wyeth. Under the terms of agreement, Wyeth made an up-front investment in ADLS by purchasing 1,888,606 shares of its common stock at a price of $0.908 per share for approximately $1.7 million, net of offering expenses, representing approximately 4.9% of our total outstanding shares.

Other Collaborations and License Agreements

        In addition to our collaborations with Abbott Laboratories and Wyeth, we have entered into a number of license agreements for intellectual property and other rights needed to develop our products.

        University of Illinois at Chicago ("UIC").    In 1999, we acquired an exclusive worldwide license, under patent rights and know-how controlled by UIC, to develop, make, use and sell ALS-357 and related compounds to treat melanoma and other forms of cancer. In consideration for this license, we paid an upfront license fee of $15,000 upon the execution of the agreement. We are also obligated to make up to $135,000 in aggregate milestone payments upon the achievement of various development and commercialization milestones for each of ALS-357 and any other compound developed by us under the licensed technology. To date, we have paid $10,000 in milestone payments which resulted from an IND for ALS-357 filed with the FDA in December 2004. Under the terms of the agreement, we are obligated to reimburse UIC for past patent preparation, filing and prosecution expenses, and have agreed to reimburse UIC for similar expenses related to foreign patents throughout the term of the agreement. To date we have paid UIC approximately $531,000 for patent reimbursement. In addition, we agreed to pay royalties equal to 6% of net sales to UIC based on sales of licensed products by us, our affiliates and sublicensees, as well as a percentage of all other income we receive from sublicensees, but in any event, a minimum royalty of $5,000 annually once commercial sales commence.

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

Intellectual Property

  Patents and Trade Secrets

        We have assembled a broad intellectual property ("IP") portfolio encompassing the use, methods of preparation and methods of manufacture for our product candidates in the areas of infectious disease, oncology and respiratory disease. We currently have exclusive access to 42 issued U.S. and international patents. In addition, 10 U.S. and international patent applications have been filed and are in various stages of processing.

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

Employees

        As of December 31, 2008, we employed 30 people of which there are 13 in research and 17 in administration. Our employees are not represented by any collective bargaining agreements and we believe our employee relations are good.

        On February 6, 2009, we committed to a restructuring plan that will result in the reduction of approximately 30% of our workforce. In connection with the restructuring plan, we will focus our resources on the cethromycin program. We anticipate incurring restructuring charges of approximately $60,000, primarily associated with personnel-related termination costs.

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

Risks Related to Our Industry and Business

We may not be able to continue as a going concern or fund our existing capital needs.

        Our independent registered public accounting firm included an explanatory paragraph in the report on our 2008 financial statements related to the uncertainty in our ability to continue as a going concern. The paragraph stated that we do not have sufficient cash on-hand or other funding available to meet our obligations and sustain our operations, which raises substantial doubt about our ability to continue as a going concern. Our cash and cash equivalents were sufficient to fund our existing development commitments, indebtedness and general operating expenses through the end of 2008, however, we will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all, and may not have sufficient cash or other funding available to complete our anticipated business activities during 2009. In order to address our working capital shortfall we intend to raise additional capital by licensing our lead compound, cethromycin, to commercial partners. There can be no assurances that such partnerships will be available on terms acceptable to us, if at all.

        In order to provide access to needed capital, we executed a Standby Equity Distribution Agreement ("SEDA") that allows us to sell shares of our common stock to an accredited investor, YA Global Investments, L.P. ("YA Global"), subject to certain terms and conditions. Any shares of our common stock that we determine to sell pursuant to the SEDA will have a dilutive impact on our stockholders. The SEDA terms also provide that YA Global may promptly re-sell the shares we issue to them under the SEDA and such re-sales could cause the market price of our common stock to decline significantly with advances under the SEDA. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to YA Global in exchange for each dollar of the advance. Under these circumstances our existing stockholders would experience greater dilution. The sale of our common stock under the SEDA could encourage short sales by third parties, which could contribute to the further decline of our stock price. There can be no assurance that we will be able to obtain adequate capital funding in the future, under the SEDA or otherwise, to continue operations and implement our strategy. As a result of these uncertainties, there is significant doubt about our ability to continue as a going concern.

We are a development stage company and may never attain product sales.

        We have not received approval for any of our product candidates from the U.S. Food and Drug Administration, ("FDA"). Any compounds that we discover or in-license will require extensive and costly development, preclinical testing and/or clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidate, cethromycin, and any other compounds we discover, develop or in-license, may never be approved for commercial sale. The time required to attain product sales and profitability is lengthy and highly uncertain, and we cannot assure you that we will be able to achieve or maintain product sales.

        We expect our net operating losses to continue for at least several years, and we are unable to predict the extent of future losses or when we will become profitable, if ever.

        We have incurred significant net losses since our formation in 1999. We have incurred an accumulated deficit of $122.4 million as of December 31, 2008. Our operating losses are due in large part to the significant research and development costs required to identify, validate and license potential product candidates, conduct preclinical studies and conduct clinical trials of our more advanced product candidates. To date, we have generated only limited revenues, consisting of management fees and one-time or limited payments associated with our collaborations or grants, and we do not anticipate generating any significant revenues in the near term, if ever. We expect to increase our operating expenses over the next several years as we plan to:

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

        To the extent we raise additional capital by issuing equity securities, our stockholders could experience substantial dilution. Any additional equity securities we issue or any counterparties to credit facilities or issuances of debt we may enter into or undertake may have rights, preferences or privileges senior to those of existing holders of stock. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

The FDA may change its approval policies or requirements, or apply interpretations to its policies or requirements, in a manner that could delay or prevent commercialization of cethromycin.

        Regulatory requirements for approval of antibiotics may change in a manner that requires us to conduct additional clinical trials, which may delay or prevent commercialization of cethromycin. Historically, the FDA and foreign regulatory authorities have not required placebo-controlled clinical trials for approval of antibiotics but instead have relied on non-inferiority studies. In a non-inferiority study, a drug candidate is compared with an approved antibiotic treatment and it must be shown that the product candidate is not less effective than the approved treatment. After consultation with the FDA, we designed our pivotal Phase III clinical trials of cethromycin for the treatment of mild-to-moderate community acquired pneumonia as non-inferiority studies. It appears, based on recent pronouncements by the FDA, that any requirement to conduct placebo-controlled studies will be limited to self-resolving diseases such as acute bacterial sinusitis ("ABS") and acute bacterial exacerbation of chronic bronchitis ("ABECB") and acute bacterial otitis media ("ABOM") and will not apply to mild-to-moderate community acquired pneumonia. However, we cannot provide any assurance that the FDA will not require placebo-controlled trials to demonstrate the superiority of cethromycin to placebo before considering the approval of cethromycin for the treatment of mild-to-moderate community acquired pneumonia. Further, FDA Advisory Panel meetings discussing antibiotic drug approvals may result in the heightened scrutiny of cethromycin for the treatment of mild-to-moderate community acquired pneumonia.

Our business would be materially harmed if we fail to obtain FDA approval of a new drug application for cethromycin.

        We anticipate that our ability to generate any significant product revenues in the near future will depend solely on the successful development and commercialization of cethromycin, our most advanced product candidate. The FDA may not approve in a timely manner, or at all, the NDA that we submitted September 30, 2008. If we are unable to submit an NDA for other product candidates, or if the NDA we submitted is not approved by the FDA, we will be unable to commercialize those product in the United States and our business will be materially harmed. The FDA can and does reject NDAs, and often requires additional clinical trials, even when product candidates performed well or achieved favorable results in large-scale Phase III clinical trials. The FDA imposes substantial requirements on the introduction of pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years and may vary substantially based upon the type and complexity of the pharmaceutical product. A number of our product candidates are novel compounds, which may further increase the period of time required for satisfactory testing procedures.

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

        In December 2004, we entered into a license agreement with Abbott Laboratories for certain patent applications, patents and proprietary technology relating to cethromycin. We have also entered into a number of license agreements for intellectual property and other rights needed to develop our product candidates that are in earlier stages of development. Our primary collaborators other than Abbott include Wyeth, the University of Illinois at Chicago and Baxter International. A description of our agreements with collaborators can be found under the headings "Business—Abbott Laboratories Collaboration" and "Business—Other Collaborations and License Agreements" in Part I, Item I of this current Annual Report. Our collaborations generally present additional risks to our business, such as the risk that our collaborators encounter conflicts of interest to their arrangements with us, inadequately defend our intellectual property rights or develop other products that compete with us. Our ability to generate any significant product revenues in the near future will depend solely on the successful commercialization of cethromycin. If for any reason we are unable to realize the expected benefits of our license agreement with Abbott, or under any of our other collaborations, then our business and financial condition may be materially harmed.

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

        We do not currently have product sales and marketing capabilities. We have entered into a Commercialization and Development Agreement dated as of September 29, 2008 with Wyeth to utilize their selling and marketing capabilities in Asia. If we receive regulatory approval to commence commercial sales of any of our product candidates, we will have to establish a sales and marketing organization with appropriate technical expertise and distribution capabilities or make arrangements with third parties to perform these services in other jurisdictions. If we receive approval to commercialize cethromycin for the treatment of mild-to-moderate community acquired pneumonia, we intend to engage additional pharmaceutical or health care companies with existing distribution systems and direct sales organizations to assist us in North America and abroad. We may not be able to negotiate favorable distribution partnering arrangements, if at all. With respect to the Wyeth agreement and to the extent we enter other co-promotion or other licensing arrangements, any revenues we receive will depend on the efforts of third parties and will not be under our control. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, our ability to generate product revenues, and become profitable, would be severely limited.

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

        Our pivotal Phase III clinical trials for cethromycin were limited to the treatment of mild-to-moderate community acquired pneumonia. We also intend to pursue opportunities for cethromycin in the treatment of other types of bacterial infections. There are several classes of antibiotics that are primary competitors for the treatment of one or more of these indications, including:

  •
  macrolides such as Biaxin® (clarithromycin), a product of Abbott Laboratories; and Zithromax® (azithromycin), a product of Pfizer Inc.;

  •
  one other ketolide antibiotic, Ketek® (telithromycin), a product of Aventis Pharmaceuticals;

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

Our inability to expand cethromycin into other indications would harm our ability to generate additional revenues in the future.

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

        We are a development stage company with 21 employees. Most of our competitors, such as Pfizer, GlaxoSmithKline and Bayer, are large pharmaceutical companies with substantially greater financial, technical and human resources than we have. The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover or develop will compete with existing therapies if we receive marketing approval. Because of their significant resources, our competitors may be able to use discovery technologies and techniques, or partnerships with collaborators, in order to develop competing products that are more effective or less costly than the product candidates we develop. This may render our technology or product candidates obsolete and noncompetitive. Academic institutions, government agencies, and other public and private research organizations may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors.

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

        We are currently a development stage company with 21 employees. We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our research, development and commercialization effort. To manage any growth, we will be required to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully manage the expansion of our operations or operate on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

If we are unable to attract and retain qualified scientific, technical and key management personnel, or if any of our key executives, Michael T. Flavin, Ph.D., Ze-Qi Xu, Ph.D., David A. Eiznhamer, Ph.D. or John L. Flavin, discontinues their employment with us, it may delay our research and development efforts.

        We are highly dependent upon the efforts of our senior management team and scientific staff. The loss of the services of one or more members of the senior management team might impede the achievement of our development objectives. In particular, we are highly dependent upon and our business would be significantly harmed if we lost the services of Michael T. Flavin, Ph.D., our founder and Chairman and Chief Executive Officer, Ze-Qi Xu, Ph.D., our Executive Vice President and Chief Scientific Officer, David A. Eiznhamer, Ph.D., our Executive Vice President of Clinical Development or John L. Flavin, our President and Chief Financial Officer. We do not currently have any key man life insurance policies. We have entered into employment agreements with members of our senior management team, but this does not ensure that we will retain their services for any period of time in the future. Our research and drug discovery programs also depend on our ability to attract and retain highly skilled chemists, biologists and preclinical and clinical personnel. We may not be able to attract or retain qualified scientific personnel in the future due to intense competition among biotechnology and pharmaceutical businesses, particularly in the Chicago area. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our research and development objectives and our ability to meet the demands of our collaborators in a timely fashion.

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

Risks Related to the Ownership of Our Common Stock

Our common stock price has been highly volatile, and your investment could suffer a decline in value.

        The market price of our common stock has been highly volatile since we completed our initial public offering in August 2005. The market price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors and events, including but not limited to:

  •
  the progress of our cethromycin development program and the timing and results from our other clinical trial programs, including the initiation and completion of Phase I clinical trials for ALS-886 and ALS-357;

  •
  the in-licensing or acquisition of additional product candidates;

  •
  the loss of licenses or proprietary rights to technologies and products;

  •
  FDA or international regulatory actions;

  •
  failure of any of our product candidates, if approved, to achieve commercial success;

  •
  announcements of new products by our competitors;

  •
  market conditions in the pharmaceutical and biotechnology sectors;

  •
  litigation or public concern about the safety of our potential products;

  •
  comments by securities analysts;

  •
  actual and anticipated fluctuations in our quarterly operating results;

  •
  deviations in our operating results from the estimates of securities analysts;

  •
  rumors relating to us or our competitors;

  •
  public concern as to the efficacy or safety of new technologies;

  •
  third party reimbursement policies;

  •
  developments concerning current or future collaborations, including disputes or termination events and the achievement, timing and accounting treatment of milestone payments; and

  •
  the addition or termination of research programs or funding support.

        These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit and the time and attention of our management may be diverted.

There are substantial risks associated with the Standby Equity Distribution Agreement with YA Global Investments, L.P. which could contribute to the decline of our stock price and have a dilutive impact on our existing stockholders

        In order to obtain needed capital, we entered into a Standby Equity Distribution Agreement with YA Global Investments, L.P. dated as of September 29, 2008. The terms of the SEDA are described in Items 1.01 and 3.02 of our Current Report filed on form 8-K on October 3, 2008.

        The sale of shares of our common stock pursuant to the SEDA will have a dilutive impact on our stockholders. We believe YA Global intends to promptly re-sell the shares we issue to them under the SEDA and that such re-sales could cause the market price of our common stock to decline significantly with advances under the SEDA. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to YA Global in exchange for each dollar of the advance. Under these circumstances our existing stockholders would experience greater dilution. The sale of our common stock under the SEDA could encourage short sales by third parties, which could contribute to the further decline of our stock price.

        In addition, under the terms of the SEDA, we are not able to utilize the facility after receipt of a delisting notice from the principal trading market on which our common stock is being traded. As discussed below, we received such a notice on November 5, 2008. While we have obtained a waiver from YA Global dated as of November 19, 2008 with respect to such notice, receipt of additional delisting notices or an unsuccessful appeal of the original delisting determination may result in our inability to issue shares to YA Global pursuant to the terms of the SEDA.

If we do not maintain our Nasdaq listing, you may have difficulty trading our securities.

        We received a notice on October 1, 2008 from the Nasdaq Listings Qualification Department that we are not in compliance with Nasdaq Marketplace Rules 4310(c)(3)(B), 4310(c)(3)(A) or 4310(c)(3)(C) regarding minimum market value, shareholder equity and net income from operations requirements for the continued listing of our common stock on the Nasdaq Capital Market. We were provided with a period of 30 calendar days, or until October 31, 2008, to regain compliance with the continued listing requirements. We were not compliant by October 31, 2008 and received notice from the Nasdaq Listings Qualification Department on November 5, 2008 stating that our securities are subject to delisting from the Nasdaq Capital Market if we do not choose to appeal this determination. The Company has appealed the determination. On February 2, 2009, we were informed that the Nasdaq Hearings Panel ("the Panel") has determined to grant our request for continued listing on the Nasdaq Capital Market, subject to certain conditions which include filing a Form 8-K on or before May 4, 2009 evidencing pro forma shareholders' equity at or above $2.5 million, and providing projections to the Panel showing our expectation that we will remain in compliance for at least 12 months. If we are unable to meet the continued listing standards by that date, the Panel will issue a final delisting determination and suspend trading of our shares on the second business day after the date of the delisting determination. The Panel reserves the right to reconsider the terms of this exception based on any event, condition, or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our securities on The Nasdaq Capital Market inadvisable or unwarranted.

        In the event of delisting, trading, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or on the OTC Bulletin Board. In addition, our securities could become subject to the SEC's "penny stock rules." These rules would impose additional requirements on broker-dealers who effect trades in our securities, other than trades with their established customers and accredited investors. Consequently, the delisting of our securities and the applicability of the penny stock rules may adversely affect the ability of broker-dealers to sell our securities, which may adversely affect your ability to resell our securities. If any of these events take place, you may not be able to sell as many securities as you desire, you may experience delays in the execution of your transactions and our securities may trade at a lower market price than they otherwise would.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

        Approximately 9,746,064 shares of our common stock and options to purchase 1,327,326 shares of our common stock which are exercisable (or will be exercisable within sixty days of December 31, 2008) and that are owned by affiliates, directors, executive officers or other insiders are currently eligible for sale subject only to the volume limitations of Rule 144 under the Securities Act. Additionally, 15,350,196 shares of our common stock, including 5,116,732 shares of our common stock underlying warrants, which were issued to institutional investors pursuant to a private placement in March of 2006 and registered for resale pursuant to a currently effective Registration Statement and 15,286,625 shares of our common stock, including 5,095,542 shares of our common stock underlying warrants, which were issued to institutional investors pursuant to a private placement in December of 2007 and registered for resale pursuant to a separate currently effective Registration Statement are eligible for sale without restriction. The sale of a significant number of shares of our common stock, or the perception that these sales could occur, particularly with respect to large stockholders, other institutional investors, affiliates, directors, executive officers or other insiders, could materially and adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

Our Chairman and Chief Executive Officer has significant voting control over our company which may delay, prevent or deter corporate actions that may be in the best interest of our stockholders.

        As of December 31, 2008, Flavin Ventures, LLC controlled approximately 23.5% of our outstanding common stock. Dr. Michael Flavin, our founder and Chairman and Chief Executive Officer, has effective voting control for all shares of our common stock held by Flavin Ventures. As a result, Dr. Flavin will be able to exert significant influence for all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interest of all the stockholders, could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or assets and might affect the prevailing market price of our common stock.

Provisions of Delaware law or our charter documents could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for you to change management.

        Provisions of our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. This is because these provisions may prevent or frustrate attempts by stockholders to replace or remove our current management or members of our board of directors.

        These provisions include:

  •
  a classified board of directors under which approximately one third of the directors will be elected each year;

  •
  a requirement that the authorized number of directors to be changed only by a resolution of the board of directors;

  •
  authorized and unissued additional shares of our common stock and preferred stock;

  •
  advance notice requirements for proposals that can be acted upon at stockholder meetings; and

  •
  a requirement that only our Chairman or our board of directors, acting by resolution, may call stockholder meetings.

        As a result, these provisions and others available under Delaware law could limit the price that investors are willing to pay in the future for shares of our common stock.

The cost of public company compliance with the securities laws and regulations is substantial and recently enacted and proposed changes to these laws and regulations will further increase our general and administrative expenses.

        As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2009. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2009 and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

We have never paid cash dividends on our capital stock and we do not anticipate paying dividends in the foreseeable future.

        We have paid no cash dividends on any of our classes of capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends. Capital appreciation of our common stock, if any, will be your sole source of potential gain for the foreseeable future. Consequently, in the foreseeable future, you will only experience a gain from your investment in our common stock if the price of our common stock increases.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate offices and chemistry and biology laboratories are located in the Advanced Life Sciences Product Development Center in Woodridge, Illinois. The Product Development Center consists of approximately 15,000 square feet of laboratory and office space. We believe that our current facilities are adequate to meet our needs for the foreseeable future. The operating lease expired in September of 2008 and we are currently in negotiations to renew the lease. Pursuant to the terms of the lease, we continue to rent the premises on a monthly basis and are currently making payments equal to its most recent rental rate. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3.    Legal Proceedings.

        None.

Item 4.    Submissions of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is listed on the Nasdaq Capital Market under the symbol ADLS. The following table provides the high and low sales prices as reported by Nasdaq for the periods indicated.

2008	High	Low
First Quarter	$1.79	$0.67
Second Quarter	1.66	0.88
Third Quarter	1.45	0.67
Fourth Quarter	0.87	0.15
2007	High	Low
First Quarter	$3.11	$2.31
Second Quarter	3.97	2.24
Third Quarter	2.82	1.29
Fourth Quarter	2.85	1.55

        As of February 9, 2009, there were approximately 29 shareholders of record of our common stock.

Dividends

        We have neither declared nor paid dividends on our common stock or the preferred stock of our subsidiary, Advanced Life Sciences, Inc., since our inception and do not plan to pay dividends in the foreseeable future. Any determination in the future to pay cash dividends will depend on our financial condition, capital requirements, result of operations, contractual limitations and other factors deemed relevant by our Board of Directors. As of December 31, 2008, cumulative accrued undeclared dividends on our subsidiary's preferred stock totaled approximately $1.7 million.

Recent Sales of Unregistered Securities

        None.

Item 6.    Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

						Period from Inception (January 1, 1999) to December 31, 2008
	Years ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Revenue	$240,830	$—	$39,788	$121,451	$319,780	$2,482,819
Operating expenses
Research and development(1)	15,709,293	25,735,759	17,202,113	3,121,616	25,661,868	98,560,700
Selling, general and administrative	7,116,549	6,839,575	5,457,395	3,237,997	1,649,953	27,048,637

Loss from operations	(22,585,012)	(32,575,334)	(22,619,720)	(6,238,162)	(26,992,041)	(123,126,518)
Interest income	(306,846)	(717,884)	(1,651,916)	(272,216)	—	(2,948,862)
Interest expense	525,703	466,963	511,884	478,300	194,877	3,148,853
Gain on disposal(2)	—	—	(939,052)	—	—	(939,052)

Net other (income) expense	218,857	(250,921)	(2,079,084)	206,084	194,877	(739,061)
Net loss	(22,803,869)	(32,324,413)	(20,540,636)	(6,444,246)	(27,186,918)	(122,387,457)
Less subsidiary accumulating preferred dividends for the period	175,000	175,000	175,000	175,000	175,000	1,669,792

Net loss allocable to common shareholders	$(22,978,869)	$(32,499,413)	$(20,715,636)	$(6,619,246)	$(27,361,918)	$(124,057,249)

Basic and diluted loss per common share(3)	$(0.59)	$(1.12)	$(0.78)	$(0.49)	$(13.27)
Weighted average shares outstanding(3)	39,098,943	28,910,041	26,546,785	13,610,694	2,062,351
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,527,108	$18,324,991	$27,054,947	$15,224,932	$194,555
Total assets	2,820,053	19,911,542	30,509,679	16,021,910	1,015,932
Long-term debt, less current portion	11,915,000	5,915,000	3,923,810	5,905,634	2,027,279
Total liabilities(4)	15,197,594	12,250,568	9,115,174	7,726,173	19,289,733
Deficit accumulated during development stage	(122,387,457)	(99,583,588)	(67,259,175)	(46,718,539)	(40,274,293)
Total stockholders equity (deficit)	$(12,377,541)	$7,660,974	$21,394,505	$8,295,737	$(18,273,801)

(1)
Amount for 2004 includes approximately $24.5 million of in-process research and development expense related to compounds licensed from Abbott Laboratories in December 2004. See Note 12 to the consolidated financial statements.

(2)
Amount for 2006 results from sale of ALS Inc.'s 50% interest in Sarawak MediChem Pharmaceuticals. See Note 3 to the consolidated financial statements.

(3)
Amount for 2004 has been restated to give effect to a 3.97-to-1 stock split authorized in June of 2005. See Note 1 to the consolidated financial statements.

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

Overview

        We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs in the areas of infectious disease, oncology and respiratory disease. Using our internal discovery capabilities and our network of pharmaceutical and academic partners, we have assembled a promising pipeline of clinical and preclinical product candidates. Our most advanced product candidate, cethromycin, is a novel once-a-day oral antibiotic that recently completed two pivotal Phase III clinical trials in community acquired pneumonia ("CAP") and a new drug application ("NDA") of cethromycin has recently been submitted to the Food and Drug Administration ("FDA"). Cethromycin is also being developed as a bio-defense agent for use in the treatment of anthrax and other potential broad-spectrum medical countermeasures. We also have product candidates in earlier stages of development for the treatment of indications including respiratory distress caused by inflammation-related tissue damage and malignant melanoma.

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

Development Update

        In December 2008, the FDA accepted and filed our NDA for cethromycin and established a goal of a standard 10-month review such that the anticipated target Prescription Drug User Fee Act ("PDUFA") date of the cethromycin NDA would be July 31, 2009. The NDA submission is based on a full clinical development and manufacturing program for cethromycin. The program included two global Phase III pivotal studies for the treatment of mild-to-moderate CAP in which cethromycin was dosed at 300 milligrams once daily for seven days compared to the standard of care therapy, Biaxin, which was dosed at 250 milligrams twice daily for seven days. The data from these trials showed that cethromycin was non-inferior to Biaxin with a similar safety profile. The most common adverse reactions for cethromycin were taste disturbance, diarrhea, nausea and headache. No visual disturbances, loss of consciousness, exacerbation of myasthenia gravis and hepatotoxicity were reported from these studies. More than 5,000 patients have been treated with cethromycin in 53 clinical trials to date. We hold the rights to cethromycin under an exclusive worldwide license (except in Japan) from Abbott Laboratories ("Abbott").

        As of December 31, 2008, we estimate that our cethromycin development program will require an additional $31.0 million in expenditures which includes $30.0 million in additional milestone payments to Abbott, $300,000 to complete the cethromycin clinical trials and $700,000 for the preparation of the cethromycin NDA and other pre-commercialization related costs. The additional $30.0 million Abbott milestone payment is triggered upon receiving FDA approval for cethromycin. A $10.0 million milestone obligation due upon submitting our NDA application was expensed in September 2008 and paid in October 2008. Development timelines and related costs are difficult to estimate and may vary significantly from our current estimates.

        If cethromycin is approved for marketing by the FDA, we plan to sell cethromycin using commercial partners to access the primary care physician market and to build and utilize a focused internal sales force that will market directly to early adopters such as, but not limited to, pulmonary medicine and infectious disease physicians. While we recently entered into a development and commercialization agreement for cethromycin with Wyeth Pharmaceuticals ("Wyeth"), in the Asia Pacific region, excluding Japan (see Note 1), discussions with other potential commercial partners focused on other geographical markets such as the European Union and the United States are ongoing.

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

        In addition to its use in the treatment of CAP, cethromycin has also demonstrated significant in vitro activity against over 30 anthrax (Bacillus anthracis) strains. During the third quarter of 2007, we concluded a study testing cethromycin's efficacy in treating inhalation anthrax post-exposure for prophylaxis in non-human primates. Results from this study demonstrated that a thirty (30) day course of oral cethromycin at a 16 mg/kg of once-daily dosing (the human equivalent dose of 300 mg) was 100% protective against a lethal dose of inhaled B. anthracis Ames strain spores. We are collaborating with the National Institute of Allergy and Infectious Diseases to evaluate cethromycin's potential in preventing inhalational anthrax and other high-priority bioterror agents.

        In September 2008, we entered into a development and commercialization agreement for cethromycin with Wyeth, in the Asia Pacific region excluding Japan. We will retain exclusive rights to cethromycin in the rest of the world, including North America and Europe excluding Japan. In addition to future royalty payments, we would receive milestone and regulatory payments based on successful achievement of clinical, regulatory and commercial objectives in specific markets. We will collaborate with Wyeth to develop additional clinical data in the Asia Pacific region to support regulatory filings in that region.

        In August 2008, we signed a letter of intent with DSM Pharma Chemicals North America ("DSM"), Inc. to proceed with a proposal to purchase raw materials to produce commercial quantities of cethromycin. Our intent is conditional upon the parties entering into a formal supply agreement which will govern the terms and conditions including but not limited to the timing of production and the milestone payment schedule. While these conditions are pending, the parties recognize that there are lengthy lead times for the raw materials needed to be used to complete the production described in the proposal. Therefore, we authorized DSM to procure the necessary raw materials to be used to complete the production in anticipation of entering into the formal supply agreement. Upon execution of this agreement, we agreed to issue a purchase order to DSM for the necessary raw materials at an estimated cost of $4.2 million. The costs of these raw materials are subject to price increases and changes in the Euro/US Dollar exchange rate. The hypothetical cost of these raw materials at December 31, 2008 was $4.2 million.

        In August 2008, we announced that the Defense Threat Reduction Agency ("DTRA") of the U.S. Department of Defense awarded us a two-year contract worth up to $3.8 million to further study cethromycin as a potential broad-spectrum medical countermeasure. The contract, part of the agency's Transformational Medical Technologies Initiative ("TMTI"), will fund NDA-enabling studies evaluating cethromycin's efficacy in combating Category A and B bioterror agents such as Fransicella tularensis (tularemia), Yersinia pestis (plague) and Burkholderia pseudomallei (melioidosis). Under the terms of the contract, $1.8 million of DTRA funds are available over a nine-month base period beginning in August 2008 and the remaining $2.0 million may be awarded over the ensuing 15 months to complete the project.

Financial Update

        Since our inception, we have incurred net losses each year. Our net loss for the year ended December 31, 2008 was $22.8 million. As of December 31, 2008, we had an accumulated deficit of $122.4 million. We have funded operations to date primarily from debt financings and capital contributions from our founder and Chief Executive Officer, proceeds from the initial public offering of our common stock, the subsequent sale of our common stock in three private placements, including our commercial partnership agreement with Wyeth (see Note 1) and borrowings under our bank line of credit.

        In September 2008, we raised approximately $1.7 million, net of offering expenses, through a stock purchase agreement in connection with our entry into a development and commercialization agreement with Wyeth. We issued 1,888,606 shares of common stock at a price of $0.908 per share.

        In September 2008, we entered into a Standby Equity Distribution Agreement ("SEDA"), with an accredited investor, YA Global Investments, L.P. ("YA Global"), an affiliate of Yorkville Advisors,, for the sale of up to $15.0 million of shares of our common stock over a two-year commitment period. In connection with entering into the SEDA, we also entered into a Registration Rights Agreement with YA Global. Under the terms of the SEDA, we may from time to time, in our discretion, sell newly-issued shares of our common stock to YA Global at a discount to market of 5%. The amount of each advance is limited to the greater of $400,000 or the average trading volume for the five trading days prior to the advance notice date. We are not obligated to utilize any of the $15.0 million available under the SEDA and there are no minimum commitments or minimum use penalties. Based upon our outstanding shares of common stock, and options and warrants to purchase common stock as of December 31, 2008, the aggregate number of shares that we may sell under the SEDA without stockholder approval is limited to approximately 4.4 million shares. Unless stockholder approval is sought and obtained, the total amount of funds that ultimately can be raised under the SEDA over the two-year term will depend on the then-current price for our stock and the number of shares actually sold. The amendment to our credit facility, discussed below, contains a covenant limiting our utilization of the SEDA to $9.0 million without the bank's prior consent. In addition, under the terms of the SEDA, the Company is not able to utilize the facility after receipt of a delisting notice from the principal trading market on which our common stock is being traded. The Company received such a notice on November 5, 2008. While the Company obtained a waiver from YA Global dated as of November 19, 2008 with respect to such notice, receipt of additional delisting notices or an unsuccessful appeal of the original delisting determination may result in our inability to issue shares to YA Global pursuant to the terms of the SEDA. Pursuant to the terms of the SEDA, the Company paid YA Global a commitment fee of $300,000 by issuing 393,339 shares of the Company's common stock, and incurred $55,000 of other closing fees.

        In October 2008, we restructured our line of credit. The terms of the new line of credit increased the availability under the facility from $4.0 million to $10.0 million, extended the maturity date one year to January 1, 2011, and changed the floating rate to a fixed interest rate of 8.5%. The line of credit is secured by substantially all of our assets, except that the collateral specifically excludes any rights that we may have as a result of our license agreement with Abbott for cethromycin, and is further secured by 2.5 million shares of our common stock held by ALS Ventures, LLC. The credit agreement contains a material adverse change clause, which is subject to the judgment of the lender and, if triggered, can accelerate the payment of the debt. The terms also include a covenant limiting the use of the SEDA to $9.0 million without the bank's prior consent. We have issued warrants for the purchase of 65,000 shares of our common stock at an exercise price of $1.00 per share to the lender as a closing fee. The warrants became exercisable upon issuance and will expire five years from the date of the grant. We borrowed $6.0 million on our new line of credit in October 2008, to partially fund the $10.0 million Abbott milestone payment made in October 2008.

        We received a notice on October 1, 2008 from the Nasdaq Listings Qualification Department that we are not in compliance with Nasdaq Marketplace Rules 4310(c)(3)(B), 4310(c)(3)(A) or 4310(c)(3)(C) regarding minimum market value, shareholder equity and net income from operations requirements for the continued listing of our common stock on the Nasdaq Capital Market. We were provided with a period of 30 calendar days, or until October 31, 2008, to regain compliance with the continued listing requirements. We were not compliant by October 31, 2008 and received notice from the Nasdaq Listings Qualification Department on November 5, 2008 stating that our securities are subject to delisting from the Nasdaq Capital Market if we do not choose to appeal this determination. The Company has appealed the determination. On February 2, 2009, we were informed that the Nasdaq Hearings Panel ("the Panel") has determined to grant our request for continued listing on the Nasdaq Capital Market, subject to certain conditions which include filing a Form 8-K on or before May 4, 2009 evidencing pro forma shareholders' equity at or above $2.5 million, and providing projections to the Panel showing our expectation that we will remain in compliance for at least 12 months. If we are unable to meet the continued listing standards by that date, the Panel will issue a final delisting determination and suspend trading of our shares on the second business day after the date of the delisting determination. The Panel reserves the right to reconsider the terms of this exception based on any event, condition, or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our securities on The Nasdaq Capital Market inadvisable or unwarranted.

        In the event of delisting, trading, if any, would be conducted in the over-the-counter market in the so-called "pink sheets" or on the OTC Bulletin Board. In addition, our securities could become subject to the SEC's "penny stock rules." These rules would impose additional requirements on broker-dealers who effect trades in our securities, other than trades with their established customers and accredited investors. Consequently, the delisting of our securities and the applicability of the penny stock rules may adversely affect the ability of broker-dealers to sell our securities, which may adversely affect existing shareholders ability to resell our securities. If any of these events take place, existing shareholders may not be able to sell as many securities as you desire, you may experience delays in the execution of your transactions and our securities may trade at a lower market price than they otherwise would.

        A discussion of our ability to continue as a going concern can be found in Note 1 to the consolidated financial statements.

Results of Operations

  Fiscal year ended December 31, 2008 compared to the fiscal year ended December 31, 2007

        Revenue.    Revenue for the year ended December 31, 2008 was $241,000 compared to $0 for the year ended December 31, 2007. Revenue in 2008 was derived from a grant awarded by the DTRA of the U.S. Department of Defense. The terms of the grant agreement include a nine-month base period, beginning in August 2008, totaling $1.8 million and an option period totaling $2.0 million that would extend the grant for an additional 15 months.

        Research and development expense.    Research and development expense decreased $10.0 million to $15.7 million for the year ended December 31, 2008 as compared to 2007. Included in the 2008 amount is a $10.0 million milestone expense incurred under our license agreement for cethromycin with Abbott. The largest component of the total decline was cethromycin clinical trial expenses which were $14.5 million lower than the same period last year. Data from the second of two pivotal Phase III clinical trials was released in November of 2007 effectively bringing the trials to their natural conclusion. Expenses incurred to compile our NDA totaled $2.1 million for the year ended December 31, 2008 and represented a decline of $5.0 million when compared to the same period last year. The majority of this decrease is attributable to our cethromycin bulk-scale manufacturing program that was successfully concluded during the third quarter of 2007. Manufacturing expenses incurred in relation to process optimization activities of cethromycin totaled $0.7 million for the year ended December 31, 2008 and $0.5 million higher than the same period in the previous year. Expenses related to our study testing cethromycin's efficacy in treating inhalation anthrax post-exposure for the prophylaxis in non-human primates declined $1.1 million to $0 for the year ended December 31, 2008 as compared to the same period last year. This study was completed during the third quarter of 2007.

        General and administrative expense.    General and administrative expense increased $0.3 million to $7.1 million for the year ended December 31, 2008 as compared to the same period in 2007. Increases in patent, facilities and marketing expenses were partially offset by minor decreases in salary and benefit, and investor relations expenses.

        Interest income.    Interest income declined $0.4 million to $0.3 million for the year ended December 31, 2008, the result of a lower average cash balance and associated interest rates in the first half of 2008 as compared to the same period in 2007.

        Interest expense.    Interest expense increased $59,000 to $526,000 for the year ended December 31, 2008 compared to $467,000 for the year ended December 31, 2007. The increase is the result of increased borrowings under our restructured line of credit and a higher interest rate.

  Fiscal year ended December 31, 2007 compared to the fiscal year ended December 31, 2006

        Revenue.    The Company had no revenue for the year ended December 31, 2007. In 2006, the Company had revenue of $40,000 which resulted from a small business innovative research grant.

        Research and development expense.    Research and development expenses increased $8.5 million to $25.7 million for the year ended December 31, 2007 compared to $17.2 million for the year ended December 31, 2006. Expenses related to our clinical trials, which we completed during 2007, totaled $15.0 million representing an increase of $3.3 million in 2007 as compared to 2006. As of December 31, 2007, we had paid out $35.0 million of $42.2 million in executed contracts. Regulatory activities and studies associated with preparation of the cethromycin NDA represented an increase in expenses of $3.6 million over 2006. As of December 31, 2007 we had recognized expenses of $39.5 million out of a total of $42.2 million in executed contracts.

        Expenses related to our study testing cethromycin's efficacy in treating inhalation anthrax post-exposure for prophylaxis in non-human primates increased $741,000 over 2006 and represented the conclusion of the study. Formulation expenses of our next clinical candidate, ALS-357 increased $108,000, in 2007 as compared to 2006. The clinical supplies will be used in our upcoming Phase I/II escalating dose study for the topical treatment of cutaneous melanoma, which commenced during the second quarter of 2008. Salaries and benefits of our research and development staff increased $617,000 in 2007 as compared to 2006. Of this increase, $143,000 represents non-cash compensation costs related to the issuance of stock options. The remainder of the increase is attributable to increases in compensation of our existing staff as well as several regulatory positions that were added in the last quarter of 2006 and at various points during 2007.

        General and administrative expense.    General and administrative expense increased $1.4 million to $6.8 million for the year ended December 31, 2007 compared to $5.5 million for the year ended December 31, 2006. Salary and benefit expense increased $944,000 and was comprised of $614,000 of incremental salary and benefit expense and $330,000 in non-cash compensation expense related to stock option issuances. Incremental salary expense was the result of market adjustments to compensation for existing staff and several new staff positions that focus on Sarbanes-Oxley compliance which were added during the last quarter of 2006 and first quarter of 2007. Marketing expenses related to the branding of cethromycin increased $235,000 over 2006, the result of a larger presence at key scientific meetings throughout the year. Facilities expense increased $143,000 as compared to 2006 which resulted from our facilities expansion that was completed during the fourth quarter of 2006.

        Interest income.    Interest income decreased $934,000 to $718,000 for the year ended December 31, 2007. Interest income is derived through the investment of private placement proceeds in money market funds, until they are used in operations. The decrease in interest income reflects lower cash balances throughout 2007 versus 2006.

        Interest expense.    Interest expense decreased $45,000 to $467,000 for the year ended December 31, 2007. The decline is attributable to two factors. In May 2006, we paid all outstanding accumulated and capitalized interest to our Chief Executive Officer in connection with his $2.0 million note, reducing the balance upon which interest is calculated by $837,000, the amount of accumulated and capitalized interest. Also, in April 2006, we restructured our line of credit reducing the interest rate we pay under our $4.0 million line of credit by 1.8%.

Liquidity and Capital Resources

        We have devoted substantially all of our cash resources to research and development and general and administrative expenses. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any such revenues in the near term, if at all. As a result, we have incurred an accumulated deficit of $122.4 million as of December 31, 2008 and we expect to incur significant operating losses for the foreseeable future. As of December 31, 2008 we had negative working capital of $800,000. Cash and cash equivalents were $1.5 million as of December 31, 2008. Since our inception in 1999 to August 2005, we financed our operations primarily through debt and capital contributions from our founder and controlling stockholder and borrowings under our bank line of credit. In August 2005 we completed our initial public offering in which we raised $28.7 million, net of underwriters discount and offering costs. Since that time, we have completed three private placements in which we raised $52.8 million, net of underwriters' discounts and offering costs and we have raised additional debt financing through our bank line of credit.

        In September 2001, we incurred indebtedness under a $2.0 million promissory note with the Chief Executive Officer of the Company, which bears interest at 7.75%. Principal plus any accrued interest was due in a lump sum on January 5, 2009. On January 5, 2009, the note was extended to January 5, 2010, all other terms remained unchanged and in effect.

        We have a line of credit with a local financial institution. In October 2008, we restructured our line of credit. The terms of the new line of credit increased the availability under the facility from $4.0 million to $10.0 million, extended the maturity date one year to January 1, 2011, and changed the floating rate to a fixed interest rate of 8.5%. The line of credit is secured by substantially all of our assets, except that the collateral specifically excludes any rights that we may have as a result of our license agreement with Abbott for cethromycin, and is further secured by 2.5 million shares of our common stock held by ALS Ventures, LLC. The credit agreement contains a material adverse change clause, which is subject to the judgment of the lender and, if triggered, can accelerate the payment of the debt. The terms also include a covenant limiting the use of the SEDA to $9.0 million without the bank's prior consent. We issued warrants for the purchase of 65,000 shares of common stock at an exercise price of $1.00 per share to the lender as a closing fee. The warrants became exercisable upon issuance and will expire five years from the date of the grant. We borrowed $6.0 million on our new line of credit in October 2008, to partially fund the $10.0 million Abbott milestone payment made in October 2008. As of December 31, 2008 the line of credit had an outstanding balance of $9.9 million.

        During the year ended December 31, 2008, cash used in operating activities totaled $24.1 million. $10.0 million of this amount was contributed to the Abbott milestone payment, approximately

$8.0 million was used for the development of cethromycin, $0.3 million for anthrax trials, $0.4 million for research activities related to our proprietary portfolio of compounds and $5.4 million for general operations net of $0.3 million in interest income. Cash provided from financing activities totaled $7.6 million during the year ended December 31, 2008. During the year, we borrowed $6.0 million on our new line of credit to partially fund the $10.0 million Abbott milestone payment and raised $1.7 million, net of offering expenses, through a stock purchase agreement in connection with our entry into a development and commercialization agreement with Wyeth.

  Contractual Obligations

        As of December 31, 2008, the annual amounts of future minimum payments under debt obligations, interest, and other long term liabilities consisting of executed research, development and license and commercialization agreements are as follows:

	Payments Due by December 31,
	2009	2010	2011	2012	2013	Total
Notes payable and bank line of credit	$—	$2,000,000	$9,915,000	$—	$—	$11,915,000
Interest	999,408	844,801	—	—	—	1,844,209
Cethromycin clinical & NDA costs	1,046,310	—	—	—	—	1,046,310
Commercialization costs	4,659,061	—	—	—	—	4,659,061
ALS-357 clinical program	346,884	545,100	—	—	—	891,984
Government contracts	2,256,813	804,499	—	—	—	3,061,312
Capital leases	8,468	4,350	—	—	—	12,818

Total	$9,316,944	$4,198,750	$9,915,000	$—	$—	$23,430,694

        In October 2008, we made a $10.0 million milestone payment to Abbott triggered by our NDA submission for cethromycin. The above table does not include the potential $30.0 million product based milestone payment under our license agreement with Abbott which we will owe Abbott if and when the FDA approves the NDA, which we estimate will occur in 2009. Thereafter, we would owe Abbott an additional $2.5 million upon reaching $200.0 million in aggregate net sales of cethromycin and $5.0 million upon reaching $400.0 million in aggregate net sales. The periods in which milestone obligations become payable, if at all, are only estimates due to uncertainties associated with regulatory filings.

        For the year ended December 31, 2008, we executed cethromycin development-related contracts totaling $1.5 million. Of the total contracts executed, $0.8 million related to the compilation of our cethromycin NDA and NDA directed studies, $0.6 million related to process optimization of our commercial manufacturing program, and $0.1 million related to the development of an intravenous formulation for cethromycin.

        In the third quarter of 2008, we entered into contracts totaling $4.7 million related to the commercialization and pre-launch activities associated with cethromycin. This includes a letter of intent for the procurement and synthesis of raw materials to be used in the commercial scale production of cethromycin. The lead time for acquiring these raw materials is expected to be six to eight months, therefore we do not expect cash payment associated with this agreement to be made until the second quarter of 2009. The costs of these raw materials are subject to changes in the Euro/US Dollar exchange rate. The hypothetical cost of these raw materials (reflected in the table above) at December 31, 2008 was $4.2 million. The remaining $0.5 million of contracts executed related to pre-launch activities associated with cethromycin.

        We also executed a contract during the second quarter of 2008 to initiate a Phase I/II clinical trial of our anti-melanoma compound ALS-357. This trial will assess the safety, tolerability, and preliminary efficacy of ALS-357 when administered topically to patients with cutaneous metastatic melanoma. The contract totals approximately $0.9 million which represents the upper limit of cost if the maximum number of patients is enrolled. To the extent fewer patients are required as determined by the protocol; expenses related to the trial could be lower. Enrollment will be based upon a number of factors which are difficult to forecast and therefore we cannot reasonably estimate the true cost of the trial beyond what is defined as the maximum limit per the contract.

        Our commitments under operating leases consist of payments made to a related party relating to our facilities lease in Woodridge, Illinois. The operating lease expired in September of 2008 and we are currently in negotiations to renew the lease. Pursuant to the terms of the lease, we continue to rent the premises on a monthly basis and are currently making payments equal to its most recent rental rate.

        In conjunction with the grant awarded by the DTRA, we entered into subcontractor arrangements to further study cethromycin as a potential broad-spectrum medical countermeasure. The subcontractors' costs are expected to be approximately $3.1 million over a two-year period beginning in August 2008. The subcontractors' agreements provide a provision to terminate the contract in the event the grant awarded by DTRA is not extended beyond the nine-month base period.

        We will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all. In addition, our current liabilities exceed our current assets. Based on management's best estimates, we have resources to fund operations into the second quarter of 2009. In order to continue our business activities during 2009, we intend to raise additional capital by licensing our lead compound, cethromycin, to commercial partners. We believe, based upon current market conditions, additional commercial partnership agreements would include a series of milestone payments, including up-front milestones that would fund our continued operations. Although management believes we could secure additional commercial partnerships, there can be no assurances that such partnerships will be available at terms acceptable to us, if at all. In addition, we have executed a SEDA which provides for the sale of up to $15.0 million of our common stock to an accredited investor, YA Global, subject to certain terms and conditions (see Note 1). If we raise additional capital by issuing equity securities, our shareholders could experience substantial dilution. As a result of these uncertainties, there is significant doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

        Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, we do not have any off-balance sheet arrangements.

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

  Research and Development

        Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of our proprietary product portfolio. All such costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. We estimate both the total cost and time period of the trials and the percent completed as of that accounting date. We believe that the estimates made as of December 31, 2008 are reflective of the actual expenses incurred as of that date.

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

        Our most liquid assets are cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. We also believe that we have intangible assets in the value of our intellectual property. In accordance with generally accepted accounting principles, we have not capitalized the value of this intellectual property on our balance sheet. Due to the nature of this intellectual property, we believe that these intangible assets are not affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources. The fluctuation in the exchange rate between the U.S. Dollar and the Euro could affect amounts due under certain contract manufacturing agreements. A hypothetical increase in the exchange rate between the Euro and the U.S. Dollar as of December 31, 2008 of ten percent would increase contract manufacturing costs by approximately $144,000.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advanced Life Sciences Holdings, Inc.
Woodridge, Illinois

        We have audited the accompanying consolidated balance sheets of Advanced Life Sciences Holdings, Inc. (a Delaware corporation in the development stage) and its subsidiary (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 and for the period from January 1, 1999 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advanced Life Sciences Holdings, Inc. and its subsidiary as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, and for the period from January 1, 1999 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash on-hand or other funding available to meet its financial obligation in connection with the approval of its New Drug Application to the U.S. Food and Drug Administration for cethromycin, should such approval occur. Further, the Company's current liabilities exceed its current assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        The Company is in the development stage at December 31, 2008.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 10, 2009

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,527,108	$18,324,991
Grant receivable	63,444	—
Prepaid insurance	227,313	251,493
Prepaid clinical trial expenses	—	926,168
Other prepaid expenses and deposits	143,808	140,359

Total current assets	1,961,673	19,643,011

PROPERTY AND EQUIPMENT:
Furniture and fixtures	244,072	221,417
Laboratory equipment	159,186	159,186
Computer software and equipment	258,786	242,707
Leasehold improvements	505,804	177,253

Total property and equipment—at cost	1,167,848	800,563
Less accumulated depreciation	(760,329)	(542,032)

Property and equipment—net	407,519	258,531

OTHER ASSETS:
Deferred offering and financing costs	450,861	—
Other long-term assets	—	10,000

Total other assets	450,861	10,000

TOTAL ASSETS	$2,820,053	$19,911,542

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,379,941	$2,685,751
Accrued clinical trial and NDA expenses	458,260	2,776,543
Accrued payroll	506,537	68,094
Other accrued expenses	352,466	262,347
Accrued interest payable	72,572	22,756
Short-term lease payable	8,468	7,259

Total current liabilities	2,778,244	5,822,750
Long-term lease payable	4,350	12,818
Long-term grant payable	500,000	500,000
Long-term notes payable—related party	2,000,000	2,000,000
Line of credit	9,915,000	3,915,000

Total liabilities	15,197,594	12,250,568

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	—	—
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.01 par value—60,000,000 shares authorized; 40,810,932 issued and outstanding at December 31, 2008; 38,502,987 shares issued and outstanding at December 31, 2007	408,109	385,030
Additional paid-in capital	109,601,807	106,859,532
Deficit accumulated during the development stage	(122,387,457)	(99,583,588)

Total stockholders' equity (deficit)	(12,377,541)	7,660,974

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,820,053	$19,911,542

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period From Inception (January 1, 1999) Through December 31, 2008
	Year ended December 31,
	2008	2007	2006
Revenue:
Management fees	$—	$—	$—	$1,161,180
Grants	240,830	—	39,788	1,276,401
Royalty—related party	—	—	—	45,238

Total revenue	240,830	—	39,788	2,482,819

Expenses:
Research and development	15,709,293	25,735,759	17,202,113	90,580,401
Contracted research and development—related party	—	—	—	7,980,299
Selling, general and administrative	7,116,549	6,839,575	5,457,395	27,048,637

Total expenses	22,825,842	32,575,334	22,659,508	125,609,337

Loss from operations	(22,585,012)	(32,575,334)	(22,619,720)	(123,126,518)
Net other (income) expense:
Interest income	(306,846)	(717,884)	(1,651,916)	(2,948,862)
Interest expense	525,703	466,963	511,884	3,148,853
Gain on sale of interest in Sarawak Medichem Pharmaceuticals joint venture	—	—	(939,052)	(939,052)

Net other (income) expense	218,857	(250,921)	(2,079,084)	(739,061)

Net loss	(22,803,869)	(32,324,413)	(20,540,636)	(122,387,457)

Less accumulated preferred stock dividends for the period	175,000	175,000	175,000	1,669,792

Net loss available to common shareholders	$(22,978,869)	$(32,499,413)	$(20,715,636)	$(124,057,249)

Net loss per share available to common shareholders—basic and diluted	$(0.59)	$(1.12)	$(0.78)

Weighted average shares outstanding—basic and diluted	39,098,943	28,910,041	26,546,785

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit Accumulated During the Development Stage
	Common Stock
			Additional Paid-in Capital
	Shares	Amount			Total
BALANCE—January 1, 1999 (inception)	—	$—	$—	$—	$—
Issuance of stock (at inception)	1,588,000	250,000	—	—	250,000
Issuance of common stock, net of offering costs (August 2005)	6,721,814	67,218	29,210,558	—	29,277,776
Exchange of shares under recapitalization (December 2004)	(1,629,685)	(256,563)	—	—	(256,563)
Issuance of shares under recapitalization (December 2004)	9,482,015	94,820	161,743	—	256,563
Capital contributions (December 2004)	—	—	12,711,330	—	12,711,330
Issuance of 14,887 warrants (December 2004)	—	—	11,898	—	11,898
Issuance of common stock in exchange for licenses (December 2004)	1,122,569	11,226	8,988,774	—	9,000,000
Issuance of common stock in exchange for reduction of milestones payable (August 2005)	600,000	6,000	3,000,000	—	3,006,000
Modification of 14,887 warrants (August 2005)	—	—	18,925	—	18,925
Issuance of stock related to option exercises (since inception)	105,609	7,202	14,240	—	21,442
Compensation expense related to stock options (since inception)	—	—	716,905	—	716,905
Net loss (since inception)	—	—	—	(46,718,539)	(46,718,539)

BALANCE—December 31, 2005	17,990,322	179,903	54,834,373	(46,718,539)	8,295,737
Issuance of common stock, net of offering costs (March 2006)	10,233,464	102,335	33,266,653	—	33,368,988
Issuance of stock related to option exercises	58,891	589	8,656	—	9,245
Compensation expense related to stock options	—	—	261,171	—	261,171
Net loss	—	—	—	(20,540,636)	(20,540,636)

BALANCE—December 31, 2006	28,282,677	$282,827	$88,370,853	$(67,259,175)	$21,394,505
Issuance of common stock, net of offering costs (December 2007)	10,191,083	101,911	17,750,327	—	17,852,238
Issuance of stock related to option exercises	29,227	292	4,296	—	4,588
Compensation expense related to stock options	—	—	734,056	—	734,056
Net loss	—	—	—	(32,324,413)	(32,324,413)

BALANCE—December 31, 2007	38,502,987	$385,030	$106,859,532	$(99,583,588)	$7,660,974
Adjustment to net offering costs (December 2007)	—	—	(50,141)	—	(50,141)
Issuance of common stock, net of offering costs (September 2008)	1,888,606	18,886	1,634,193	—	1,653,079
Issuance of common stock as payment for commitment fees (September 2008)	393,339	3,933	296,067	—	300,000
Issuance of 65,000 warrants (October 2008)	—	—	7,445	—	7,445
Issuance of stock related to option exercises	26,000	260	3,822	—	4,082
Compensation expense related to stock options	—	—	850,889	—	850,889
Net loss	—	—	—	(22,803,869)	(22,803,869)

BALANCE—December 31, 2008	40,810,932	$408,109	$109,601,807	$(122,387,457)	$(12,377,541)

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,			Inception (January 1, 1999) Through December 31, 2008
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,803,869)	$(32,324,413)	$(20,540,636)	$(122,387,457)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	218,796	206,755	131,114	841,570
Non-cash interest expense	8,050	37,768	37,768	108,873
Stock compensation expense	850,889	734,056	261,171	2,563,021
Non-cash research and development	—	—	—	24,466,667
Non-cash settlement of milestone payment	—	—	—	6,000
Gain on sale of interest in Sarawak Medichem Pharmaceuticals (SMP)	—	—	(939,052)	(939,052)
Loss on disposal	35	1,761	—	13,329
Changes in operating assets and liabilities:
Clinical supplies	—	—	—	533,333
Accounts receivable	(63,444)	—	6,160	(63,444)
Prepaid expenses	946,899	1,691,599	(2,537,663)	(379,669)
Other assets	10,000	—	4,610	8,548
Accounts payable	(1,464,517)	1,674,355	745,823	1,221,234
Accrued expenses	(1,814,721)	1,469,209	1,397,014	1,292,263
Licenses payable	—	—	—	(11,000,000)
Accrued interest on debt	49,816	—	(748,092)	650,635

Net cash flows from operating activities	(24,062,066)	(26,508,910)	(22,181,783)	(103,064,149)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(362,353)	(58,436)	(288,027)	(1,092,701)
Proceeds from the sale of SMP	—	—	939,052	939,052
Proceeds from the sales of investments	—	—	14,807,158	31,557,158
Purchase of investments	—	—	(4,332,158)	(31,557,158)

Net cash flows from investing activities	(362,353)	(58,436)	11,126,025	(153,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	1,664,713	17,852,238	33,368,988	89,373,290
Proceeds from issuance of note payable and line of credit	6,000,000	—	—	15,018,691
Proceeds from grants	—	—	—	500,000
Proceeds from stock options exercised	4,082	4,588	9,245	39,357
Payments of deferred offering and financing fees	(35,000)	—		(35,000)
Payments on capital leases	(7,259)	(19,436)	(17,460)	(151,432)

Net cash flows from financing activities	7,626,536	17,837,390	33,360,773	104,744,906

NET (DECREASE) INCREASE IN CASH	(16,797,883)	(8,729,956)	22,305,015	1,527,108
CASH—Beginning of period	18,324,991	27,054,947	4,749,932	—

CASH—End of period	$1,527,108	$18,324,991	$27,054,947	$1,527,108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$477,835	$416,583	$1,232,651	$2,390,641

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Noncash investment activity:
Purchase of property and equipment under capital leases	—	—	29,693	164,249
Capital expenses included in accrued expenses	5,466	—	—	5,466
Noncash financing activity:
Issuance of common shares for licenses	—	—	—	9,000,000
Issuance of common shares for reduction of milestone payment	—	—	—	3,000,000
Unpaid costs associated with the issuance of common stock	61,775	—	—	61,775
Debt discount	—	—	—	30,823
Deferred offering and financing costs	$423,911	$—	$—	$453,911

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2008

1.    Nature of Business and Continuance of Operations

        The Company's principal business activity is to conduct new drug research and development in the fields of infectious disease, oncology and respiratory disease. Since inception, the Company has devoted substantially all of its efforts to activities such as financial planning, capital raising and product development, and has not derived significant revenues from its primary business activity. Accordingly, the Company is in the development stage, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.

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

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2008

1.    Nature of Business and Continuance of Operations (Continued)

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

        In September 2008, the Company and Wyeth entered into a development and commercialization agreement for cethromycin in the Asia Pacific region excluding Japan. The Company will retain exclusive rights to cethromycin in the rest of the world, including North America and Europe excluding Japan. In addition to future royalty payments, the Company would receive milestone and regulatory payments based on successful achievement of clinical, regulatory and commercial objectives in specific markets. The Company and Wyeth will collaborate to develop additional clinical data in the Asia Pacific region to support regulatory filings in that region. It is not anticipated that Wyeth would file for regulatory approval in the Asia Pacific region prior to the Company obtaining U.S. approval for cethromycin from the Food and Drug Administration ("FDA").

        In connection with the Company's entry into a development and commercialization agreement, the Company entered into a stock purchase agreement with Wyeth. Under the terms of the agreement, Wyeth made an up-front investment in the Company by purchasing 1,888,606 shares of its common stock at a price of $0.908 per share for approximately $1.7 million, net of offering expenses, representing approximately 4.9% of the Company's total outstanding shares.

        In September 2008, the Company also entered into a Standby Equity Distribution Agreement ("SEDA"), with YA Global Investments, L.P. ("YA Global"), for the sale of up to $15.0 million of shares of the Company's common stock over a two-year commitment period. In connection with entering into the SEDA, the Company also entered into a Registration Rights Agreement with YA Global. Under the terms of the SEDA, the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to YA Global at a discount to market of 5%. The amount of each advance is limited to the greater of $400,000 or the average trading volume for the five trading days prior the advance notice date. The Company is not obligated to utilize any of the $15.0 million available under the SEDA and there are no minimum commitments or minimum use penalties. Based upon the Company's outstanding shares of common stock, and options and warrants to purchase common stock as of December 31, 2008, the aggregate number of shares that the Company may sell

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2008

1.    Nature of Business and Continuance of Operations (Continued)

under the SEDA without stockholder approval is limited to approximately 4.4 million shares. Unless stockholder approval is sought and obtained, the total amount of funds that ultimately can be raised under the SEDA over the two-year term will depend on the then-current price for the Company's stock and the number of shares actually sold. The Company's restructured credit facility with its lender (see Note 5) also contains a covenant limiting the Company's utilization of the SEDA to $9.0 million without the bank's prior consent. In addition, under the terms of the SEDA, the Company is not able to utilize the facility after receipt of a delisting notice from the principal trading market on which our common stock is being traded. The Company received such a notice on November 5, 2008. While the Company obtained a waiver from YA Global dated as of November 19, 2008 with respect to such notice, receipt of additional delisting notices or an unsuccessful appeal of the original delisting determination may result in our inability to issue shares to YA Global pursuant to the terms of the SEDA. Pursuant to the terms of the SEDA, the Company paid to YA Global a commitment fee of $300,000 by issuing 393,339 shares of the Company's common stock, and incurred $55,000 of other closing fees.

        Pursuant to the SEDA entered into in September 2008, the facility is subject to having an effective registration statement covering the shares. A registration statement covering 10,361,251 shares was declared effective by the Securities and Exchange Commission on December 3, 2008. As of December 31, 2008 there were no shares issued under the SEDA. As of February 9, 2009, the Company had issued 781,377 shares to YA Global and received $0.2 million through the usage of the SEDA facility.

        The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Company's continued losses and current cash and financing position, such realization of assets or liquidation of liabilities, without substantial adjustments is uncertain. Given this uncertainty, there is significant doubt as to the Company's ability to continue as a going concern.

        The Company is subject to risks and uncertainties common to drug discovery companies, including technological change, potential infringement on intellectual property of third parties, new product development, regulatory approval and market acceptance of its products, activities of competitors and its limited operating history.

        The Company has incurred losses since its incorporation in January 1999 and has funded its operations to date primarily from debt financings and capital contributions from its founder and Chief Executive Officer, proceeds of the IPO and the subsequent private placements. The Company will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all. In addition, the Company's current liabilities exceed its current assets. Based on management's best estimates, the Company has resources to fund operations into the second quarter of 2009. In order to continue its business activities during 2009, the Company intends to raise additional capital by licensing its lead compound, cethromycin, to commercial partners. The Company believes, based upon current market conditions, additional commercial partnership agreements would include a series of milestone payments, including up-front milestones that would fund the Company's continued

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2008

1.    Nature of Business and Continuance of Operations (Continued)

operations. Although management believes the Company could secure additional commercial partnerships, there can be no assurances that such partnerships will be available at terms acceptable to the Company, if at all. In addition, the Company executed a SEDA which provides for the sale of up to $15.0 million of its common stock to an accredited investor, YA Global, subject to certain terms and conditions (see Note 1). If the Company raises additional capital by issuing equity securities, its shareholders could experience substantial dilution. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

        Investments—The Company has, at times, invested in marketable debt securities which were classified as available-for-sale, the fair value of which was determined using currently available market prices. The Company reviews the carrying value of investments each quarter to determine whether an other than temporary decline in market value exists. If such a decline is deemed to have occurred, the investment is written-down with a charge to other (income) expense, net. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of stockholders' equity (deficit) in accumulated other comprehensive loss. Marketable securities available for current operations are classified in the balance sheet as current assets; marketable securities held for long-term purposes are classified as noncurrent assets. Interest income and realized gains and losses on securities are included in "Interest income" in the statements of operations. As of December 31, 2008 and 2007, the Company had no marketable securities and therefore no unrealized holding gains or losses were recognized in the statements of operations and stockholders equity (deficit).

        Property and Equipment—Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of three to five years. Assets under capital leases were recorded at the present value of the minimum lease payments and are amortized over the shorter of their estimated useful lives or the term of the respective leases using the straight-line method. Maintenance and repair costs are expensed as incurred. Fixed assets capitalized under capital leases amounted to $30,000 and $30,000 as of December 31, 2008 and 2007, and accumulated depreciation of $19,000 and $12,000, as of December 31, 2008 and 2007, respectively.

        Deferred Offering and Financing Costs—Deferred offering and financing costs represent legal, accounting, and commitment fees incurred to raise capital and obtain financing. The Company incurred deferred offering costs related to the September 2008 SEDA (see Note 1). These costs, which are attributable to a proposed offering of securities, are deferred and ratably allocated against the gross proceeds of each offering under the SEDA. Deferred financing costs were incurred as a result of the

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2008

2.    Summary of Significant Accounting Policies (Continued)

Company restructuring its line of credit (see Note 5). These costs are capitalized and amortized over the life of the applicable financing.

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

        Foreign Currency Translation—The Company's functional currency is the U.S. dollar. As such, revenue and expense transactions denominated in currencies other than the Company's functional currency are translated into U.S. dollars at the exchange rates in effect at the time of such transactions. Monetary assets and liabilities are translated at current rates at the balance sheet date. Gains or losses resulting from these translation adjustments are included in other income or expense. To date, the Company has not recorded any gains or losses from such a transaction.

        Fair Value Measurements—In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosures for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value. The adoption of SFAS 157 did not have a material impact on the Company's statements of financial position, results of operations and cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. As of December 31, 2008, the Company has not elected to apply the provisions of SFAS 159.

        Research and Development Expenses—Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of the Company's proprietary product portfolio. All such costs are expensed as incurred including in-process research and development. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. The Company estimates both the total cost and time period of the trials and the percent completed as of that accounting date. Research and development expenses resulting from contracts that require payments based upon the progress towards completion of certain milestones are estimated based upon the percentage of completion method. The Company believes that the estimates made as of December 31, 2008 are reflective of the actual expenses incurred as of that date.

        The company recognizes in-process research and development in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method and the AICPA Technical Practice Aid, Assets Acquired in a Business Combination to be used in Research and Development activities: A Focus on Software, Electronic Devices, and

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2008

2.    Summary of Significant Accounting Policies (Continued)

Pharmaceutical Industries. Assets to be used in research and development activities, specifically, compounds that have yet to receive new drug approval from the FDA and would have no alternative use should approval not be given, are immediately charged to expense when acquired. The Company does not expect the adoption of SFAS No. 141 (revised 2007) Business Combinations ("SFAS 141R") will have a material impact on its accounting policy for research and development expenses.

        Clinical Supplies—Clinical supplies consist of clinical trial raw material purchased from Abbott Laboratories which were valued at the lower of cost or market. Such supplies were expensed to research and development expense as they were manufactured into tablets for use in clinical trials.

        Revenue Recognition—Revenue related to award grants from various government agencies is recorded as expenses are incurred and services performed in accordance with the terms of the grant agreements. Royalty revenue is earned from a license of the Company's chemical process technology.

        Fair Value of Financial Instruments—The carrying values of certain of the Company's financial instruments, including cash equivalents and accounts payable approximates fair value due to their short maturities. The fair values of the Company's long-term obligations (see Note 5) are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. The carrying values of the Company's long-term obligations approximate their fair values.

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

        Stock-Based Compensation—Stock-based compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation expense is recognized over the period that an employee provides service in exchange for the award. The Company utilizes a Black-Scholes option pricing model to estimate the fair value of options.

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

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2008

2.    Summary of Significant Accounting Policies (Continued)

        Recent Accounting Pronouncements—In March 2007, the Emerging Issues Task Force ("EITF") issued EITF 07-03, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development" and the FASB ratified the tentative conclusion. EITF 07-03 addresses the diversity which exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this conclusion, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 was effective for interim or annual reporting periods in fiscal years beginning after December 15, 2007. The adoption of EITF 07-03 did not have a material impact on the Company's statements of financial position, results of operations and cash flows.

        In December 2007, the FASB issued SFAS 141R Business Combinations and SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulleting No. 51 ("SFAS 160"). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interest and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning the first fiscal quarter of 2009. Early adoption is not permitted. The Company does not expect the adoption of either SFAS 141R or SFAS 160 will have a material impact on its statements of financial position, results of operations and cash flows.

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

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2008

3.    Joint Venture (Continued)

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

4.    Related Party Transactions

        The Company's Chief Executive Officer, Michael T. Flavin, loaned $2.0 million to the Company in 2001 (see Note 5). Interest expense of $155,000, $155,000 and $175,000 was recorded related to the note, for the years ended December 31, 2008, 2007 and 2006, respectively.

        The Company's bank line of credit, as discussed in Note 5, is secured by substantially all of the Company's assets, except that the collateral specifically excludes any rights that the Company has as a result of its license agreement with Abbott Laboratories ("Abbott") for cethromycin, and is further secured by 2.5 million shares of the Company's stock held by ALS Ventures, LLC (see Note 5), which is beneficially owned by the Company's Chief Executive Officer.

        The Company leases facilities from the BioStart Property Group ("BioStart"), a wholly-owned subsidiary of Flavin Ventures, which is owned by the Company's Chief Executive Officer. The operating lease expired in September of 2008 and the Company is currently in negotiations to renew the lease. Pursuant to the terms of the lease, the Company continues to rent the premises on a monthly basis and the Company is currently making payments equal to its most recent rental rate. Lease payments totaled approximately $284,000, $272,000 and $263,000 for the years ended December 31, 2008, 2007 and 2006, respectively (see Note 11). Under the terms of the agreement, the Company may reduce its required rental and common area maintenance payments to BioStart to offset for any shared expenses between the Company and other tenants in the building. The rental and common area maintenance reductions during the years ended December 31, 2008, 2007 and 2006, were $0 and $0, $3,000 and $2,800 and $9,700 and $9,100, respectively.

5.    Long Term Obligations

        In September 2001, the Company incurred indebtedness under a $2.0 million promissory note with the Chief Executive Officer of the Company, which bears interest at 7.75%. Principal plus any accrued interest was due in a lump sum on January 5, 2009. On January 5, 2009, the note was extended to January 5, 2010, all other terms remained unchanged and in effect. As of December 31, 2008 and December 31, 2007, the Company had $2.0 million outstanding under the note.

        In October 2008, the Company restructured its revolving line of credit with a financial institution. The terms of the new line of credit increased the availability under the facility from $4.0 million to $10.0 million, extended the maturity date one year to January 1, 2011, and changed the floating rate to a fixed interest rate of 8.5%. The line of credit is secured by substantially all of the Company's assets, except that the collateral specifically excludes any rights that the Company may have as a result of its

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2008

5.    Long Term Obligations (Continued)

license agreement with Abbott for cethromycin, and is further secured by 2.5 million shares of the Company's common stock held by ALS Ventures, LLC. The credit agreement contains a material adverse change clause, which is subject to the judgment of the lender and, if triggered, can accelerate the payment of the debt. The terms also include a covenant limiting the use of the SEDA to $9.0 million without the bank's prior consent. The Company issued warrants for the purchase of 65,000 shares of its common stock at an exercise price of $1.00 per share to the lender as a closing fee. The warrants became exercisable upon issuance and will expire five years from the date of the grant. The Company borrowed $6.0 million on its new line of credit in October 2008, to partially fund the $10.0 million Abbott milestone payment made in October 2008. As of December 31, 2008 and 2007, the Company had outstanding under the note $9.9 million and $3.9 million, respectively.

6.    Stockholders' Equity (Deficit)

        Authorized Capital—As of December 31, 2008, the authorized capital stock of the Company consists of 60,000,000 shares of voting common stock authorized for issuance with a par value of $0.01 and 5,000,000 shares of undesignated preferred stock which may be issued from time to time in one or more series. The Company has not issued any preferred stock as of December 31, 2008.

7.    Minority Interest

        The Series A preferred stock ("Series A Preferred Stock") of the Company's subsidiary, ALS, Inc., is held by deCODE Genetics ("deCODE") as a result of ALS Inc.'s spin-off from MediChem Life Sciences in January 1999, and MediChem's subsequent acquisition by deCODE Genetics in March 2002. deCODE provides analytical services to the Company on an as needed basis.

        As of December 31, 2008, ALS Inc. had 250,000 shares of Series A Cumulative Preferred Stock authorized, issued and outstanding to deCODE. The Series A Preferred Stock is nonvoting except as to certain matters including the issuance of any class of stock ranking prior to the shares of Series A Preferred Stock, or the merger or consolidation of ALS Inc. if such merger would adversely affect the powers, preferences or rights of the Series A Preferred Stock. The Series A Preferred stockholder is entitled to receive dividends payable in cash at the rate of 7.0% per annum per share on the amount of liquidation preference of the shares.

        Liquidation Preferences—Upon dissolution or winding up of ALS Inc., whether voluntary or involuntary, the holders of the shares of the Series A Preferred Stock are entitled to receive a liquidation preference of $10 per share, plus all accrued and unpaid dividends.

        The total liquidation preference values as of December 31, 2008 and 2007 are approximately $4.2 million and $4.0 million respectively, including approximately $1.7 million and $1.5 million of unpaid dividends. Any determination in the future to pay cash dividends will depend on the Company's financial condition, capital requirements, result of operations, contractual limitations and other factors deemed relevant by the Board of Directors.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2008

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

        In April 2005, our board of directors adopted the 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan permits awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares. In addition, the plan provides an opportunity for the deferral of salary and bonuses into restricted stock units and the deferrals of gains or payments due upon the vesting or exercise of awards under our stock incentive plan. As of December 31, 2008, only non-qualified stock options have been issued under this plan.

        The maximum number of shares of common stock that may be subject to awards under our incentive plans is 4,686,107. Options granted under the 2005 Stock Incentive Plan vest at the discretion of the board of directors and expire 10 years from the date of grant. To date, the vesting term of the options granted under the Plan has ranged from immediate vesting to 3 years. As of December 31, 2008, 1,343,121 options were available to be granted under the plan.

        The compensation cost that has been charged against income for the Company's Plans was approximately $851,000, $734,000 and $261,000 for 2008, 2007 and 2006, respectively. Since the Company records a full valuation allowance against its deferred tax assets, no tax benefit has been recognized related to these share-based compensation charges.

        The following schedule details the grants under the Company's plan for the year ended December 31, 2008.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,848,500	$2.50	7.3	$—
Granted	1,484,749	$0.57
Exercised	(26,000)	$0.16
Expired	—
Forfeited	(183,990)	$2.15

Outstanding at December 31, 2008	3,123,259	$1.62	7.7	$—

Options exercisable at December 31, 2008	1,640,882	$2.26	6.4	$—

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2008

8.    Incentive Stock Plan (Continued)

        The weighted-average grant-date fair value of options granted during the years 2008, 2007 and 2006 was approximately $0.19, $1.42 and $1.38, respectively. The fair value of options vested during the years 2008, 2007 and 2006 was approximately $688,000, $676,000 and $244,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $21,000, $62,000 and $174,000, respectively.

        As of December 31, 2008, there was approximately $934,000 of total unrecognized compensation cost related to unvested stock options granted under the Plans; that cost is expected to be recognized over a period of 3 years.

        Cash received from options exercises under the Plans for the years ended December 31, 2008, 2007 and 2006 was approximately $4,000, $4,600 and $9,000, respectively. The Company issues new shares of common stock as a result of stock option exercises. No tax benefits have been recognized in connection with the stock option exercises due to the Company's net operating losses and full valuation allowance on its deferred tax assets.

        The Company estimates the fair value of each option award on the date of grant using a Black-Scholes model that uses assumptions noted in the table below:

	2008	2007	2006
Expected volatility	71%–81%	62%–66%	61%–66%
Weighted-average volatility	76.5%	65.5%	61.9%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	6.0–6.5	6.5	6.5
Risk-free rate	2.79%–3.34%	4.63%–4.65%	4.60%–4.78%

        Due to the limited data available of the Company's historical stock price volatility, expected volatility is computed based upon historical volatilities of peer companies with similar product portfolios. Due to the Company's limited data on stock option exercises, the expected term of options granted is derived from the average of the vesting period and the term of the option as defined in the Plans, following the guidance in SEC Staff Accounting Bulletin Nos. 107 and 110.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2008

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

        NOL carryforwards of approximately $86.5 million for income tax purposes are available to offset future taxable income. In addition, federal tax credits for increasing research and development expenditures of approximately $2.4 million are available to offset future tax. These carryforwards begin to expire in varying amounts beginning in the year 2019. In March 2006, in conjunction with the Company's issuance of common stock to a group of investors in March 2006, the Company had an ownership change as that term is defined in Section 382 of the Internal Revenue Code. Approximately $19.8 million in NOL carryforwards have been limited as a result. Only approximately $4.1 million of the $19.8 million NOL carryforward can be used to offset taxable income in a particular year. If taxable income exceeds $8.1 million in a year, $66.7 million of the unaffected NOL carryforwards are available. If some or all of the $4.1 million NOL is not utilized in a tax year, the excess carries forward. This excess increases the $4.1 million available in the succeeding year. Tax credits have been similarly limited.

        The Financial Accounting Standards Board issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48") which requires reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. FIN 48 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The provisions of FIN 48 had no effect on the Company's financial position, cash flows or results of operations upon adoption as the Company does not have any unrecognized tax benefits.

        The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of operations or accrued on the balance sheet.

        The Company files tax returns in the US, and in the state of Illinois. The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company has not made any cash payments for income taxes since its inception.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2008

9.    Income Taxes (Continued)

        The following is a summary of the significant components of the Company's deferred tax assets as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
Net operating losses	$33,745,721	$28,209,928
Stock based compensation	993,113	663,532
Depreciation	112,370	64,965
In-process research and development	10,077,422	7,094,998
Other accruals and reserves	308,758	305,178
Less valuation allowance	(45,237,384)	(36,338,601)

Deferred tax asset—net	$—	$—

        The reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	Years ended December 31,
	2008	2007
Tax provision at the statutory federal rate	34%	34%
State income taxes, net of federal income tax benefit	5%	5%
Valuation allowance	-39%	-39%

Effective tax rate	0%	0%

10.    Employee Benefit Plan

        The Company has established a 401(k) plan that covers all employees who meet minimum eligibility requirements. Eligible persons can defer a portion of their annual compensation into the 401(k) plan subject to certain limitations imposed by the Internal Revenue Code. Employees' elective deferrals are immediately vested upon contribution to the 401(k) plan. The company matches employee contributions at a rate of 50% up to 6% of the employee's annual salary. Company contributions vest 25% per year after the first year of service has been completed. Approximately $83,000, $72,000 and $55,000 were recognized as expense in 2008, 2007 and 2006, respectively.

11.    Commitments

        Lease Obligations—The Company leases facilities under an operating lease with the BioStart Property Group, ("BioStart"), a wholly-owned subsidiary of Flavin Ventures, which is owned by the Company's Chief Executive Officer. The operating lease expired in September of 2008 and the Company is currently in negotiations to renew the lease. Pursuant to the terms of the lease, the Company continues to rent the premises on a monthly basis and the Company is currently making payments equal to its most recent rental rate. Additionally, the Company leases capital equipment of approximately $30,000 under a capital lease.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2008

11.    Commitments (Continued)

        Minimum annual payments under operating leases and the present value of minimum capital lease payments as of December 31, 2008 are as follows:

Capital lease Obligations
Year ending December 31,
2009	$10,101
2010	4,655
2011	—
2012	—
2013	—

Total	14,756
Less amount representing interest	1,937

Present value of minimum lease payments	$12,819

        Rental expense relating to the Flavin Ventures lease totaled approximately $241,000, $230,000 and $207,000 in 2008, 2007 and 2006, respectively. Common area maintenance expense totaled approximately $43,000, $41,000 and $45,000 in 2008, 2007 and 2006, respectively.

        Employment Contracts—The Company has employment contracts with certain executive officers. In the event of termination without cause, the contracts provide for severance benefits ranging from 12 to 36 months of salary and benefit continuation.

        Vendor Contracts—The Company administers its cethromycin program largely under contracts with third parties. Through December 31, 2008, contracts totaling $47.6 million, net of expected savings of $3.2 million, have been executed related to the cethromycin program, which includes the development, commercialization and pre-launch activities associated with cethromycin as well as anthrax-related studies. To date the Company has paid $41.9 million under these contracts and the remaining balance of $5.7 million is expected to be paid in 2009. In October 2008, the Company entered into subcontractor arrangements to further study cethromycin as a potential broad-spectrum medical countermeasure. These costs are expected to be approximately $3.1 million over a two-year period beginning in August 2008. In addition, to date the Company has executed $1.2 million in contracts related to the ALS-357 program, of which the remaining balance of $892,000 is expected to be paid over the next two years. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial.

        Grant Payable—In April 2005, the Company was awarded a $500,000 grant from the State of Illinois to fund expansion of its corporate headquarters in Woodridge, Illinois. Under the terms of the grant, the Company is to create 100 full-time jobs at its corporate headquarters between January 31, 2005 and December 31, 2010 ("grant period"). If the Company does not create the specified number of full-time jobs, it is required to repay the grant proceeds on a pro-rata basis of actual jobs created

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2008

11.    Commitments (Continued)

compared to the total defined in the grant. As of December 31, 2007, the entire grant had been spent or obligated and therefore the $500,000 has been classified as a long-term liability as the Company must create and maintain positions created during the grant period through January 31, 2010. Through December 31, 2008, fifteen new jobs were created and retained since the grant was awarded.

        On February 6, 2009, the Company committed to a restructuring plan that will result in the reduction of approximately 30% of the Company's workforce. In connection with the restructuring plan, the Company will focus its resources on the cethromycin program. The Company anticipates incurring restructuring charges of approximately $60,000, primarily associated with personnel-related termination costs.

12.    Research and Development Alliances

        Abbott Laboratories—In December 2004, the Company entered into an agreement with Abbott Laboratories under which we acquired from Abbott a license to certain patent applications, patents and proprietary technology relating to cethromycin. Under the terms of the agreement the Company paid $23.0 million to date in license fees and milestones and issued 1,722,569 shares of our common stock to Abbott. In addition, the Company will owe Abbott $30.0 million if and when the FDA approves the NDA. The Company also agreed to pay to Abbott $2.5 million upon cethromycin reaching $200 million in aggregate net sales and $5.0 million upon the drug reaching $400 million in aggregate net sales. Finally, the Company will owe Abbott royalty payments of 19% on the first $100 million of aggregate net sales of cethromycin, 18% on net sales once aggregate net sales exceed $100 million but are less than $200 million, and 17% on all net sales once aggregate net sales exceed $200 million.

        Wyeth—In September 2008, the Company entered into a development and commercialization agreement with Wyeth for cethromycin in the Asia Pacific region excluding Japan. The Company will retain exclusive rights to cethromycin in the rest of the world, including North America and Europe excluding Japan. In addition to future royalty payments, the Company would receive milestone and regulatory payments based on successful achievement of clinical, regulatory and commercial objectives in specific markets. The Company will collaborate to develop additional clinical data in the Asia Pacific region to support regulatory filings in that region.

        In connection with its entry into a development and commercialization agreement, the Company entered into a stock purchase agreement with Wyeth. Under the terms of agreement, Wyeth made an up-front investment in the Company by purchasing 1,888,606 shares of its common stock at a price of $0.908 per share for approximately $1.7 million, net of offering expenses, representing approximately 4.9% of the Company's total outstanding shares.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2008

12.    Research and Development Alliances (Continued)

        University of Illinois at Chicago—In December 1999, the Company entered into a license agreement with the University of Illinois at Chicago ("UIC") to license an anti-melanoma compound. In consideration of the exclusive, world-wide license, the Company paid an upfront license fee of $15,000 upon the execution of the agreement. The Company is obligated to make up to $135,000 in aggregate milestone payments upon the achievement of certain objectives. In December 2004, the Company filed an IND with the FDA for the anti-melanoma compound which triggered a $10,000 milestone payment to UIC which was classified as research and development expense. Under the terms of the agreement, the Company is obligated to reimburse UIC for patent protection costs which totaled approximately $54,000, $41,000 and $114,000 in 2008, 2007 and 2006, respectively. In addition, the Company must pay royalties equal to 6% of net sales to UIC based on sales of the licensed compound by the Company or its affiliates or sublicensees, as well as a percentage of all other income the Company receives from sublicensees, but in any event, a minimum royalty of $5,000 annually once commercial sales commence.

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

13.    Net Loss Per Share Available to Common Shareholders

        Basic loss per share available to common shareholders is computed by dividing net loss available to common shareholders by the number of weighted average common shares outstanding during the reporting period. Diluted loss per share available to common shareholders is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The computation of diluted shares outstanding for the periods ended December 31, 2008, 2007 and 2006 excludes incremental shares of 13,415,420, 12,075,661 and 6,294,079 related to employee stock options and warrants. These shares are excluded due to their anti-dilutive effect as a result of the Company's losses for the years ended December 31, 2008, 2007 and 2006.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2008

14.    Unaudited Quarterly Financial Data

        Selected quarterly data for 2008 and 2007 is as follows:

	2008
	First	Second	Third	Fourth
Revenue	$—	$—	$32,006	$208,824
Research and development expenses	1,868,054	1,690,088	11,240,032	911,120
Selling, general and administrative expenses	1,726,366	1,682,604	1,828,607	1,878,971
Operating loss	(3,594,420)	(3,372,692)	(13,036,633)	(2,581,267)
Net loss available to common shareholders	(3,585,884)	(3,442,662)	(13,132,416)	(2,817,907)
Loss per share available to common shareholders:
Basic and Diluted	$(0.09)	$(0.09)	$(0.34)	$(0.07)

	2007
	First	Second	Third	Fourth
Revenue	$—	$—	$—	$—
Research and development expenses	9,050,912	8,833,078	3,838,184	4,013,585
Selling, general and administrative expenses	1,548,163	1,810,249	2,004,357	1,476,806
Operating loss	(10,599,075)	(10,643,327)	(5,842,541)	(5,490,390)
Net loss available to common shareholders	(10,452,690)	(10,589,418)	(5,885,957)	(5,571,348)
Loss per share available to common shareholders:
Basic and Diluted	$(0.37)	$(0.37)	$(0.21)	$(0.18)

******

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

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

        Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework". Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Board of Directors and Executive Officers" contained in our Notice of Annual Stockholders' Meeting and Proxy Statement to be filed within 120 days after the end of our fiscal year (the "2009 Proxy Statement").

Item 11.    Executive Compensation.

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Executive Compensation" within the 2009 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Stock Ownership" within the 2009 Proxy Statement.

Equity Compensation Plan Information

        The following table sets forth information regarding all securities that could be issued through the exercise of stock options and warrants:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,415,420	$2.66	1,343,121
Equity compensation plans not approved by security holders	—	—	—

Total	13,415,420	$2.66	1,343,121

Item 13.    Certain Relationships and Related Transactions.

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Certain Transactions" within the 2009 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Fees of Independent Registered Public Accounting Firm and Audit Committee Report" within the 2009 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

  (a)   (1) Financial Statements

        The following consolidated financial statements of Advanced Life Sciences Holdings, Inc. are included in Part II, Item 8 of this report:

  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets at December 31, 2008 and 2007

  Consolidated Statements of Operations for the years ended December 31, 2008, 2007, 2006 and period from inception (January 1, 1999) through December 31, 2008

  Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2008, 2007, 2006 and period from inception (January 1, 1999) through December 31, 2008

  Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, 2006 and period from inception (January 1, 1999) through December 31, 2008

  Notes to the Consolidated Financial Statements

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

  (b)   Exhibits:

        See Item 15(a)(3) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on the 12th day of February, 2009.

ADVANCED LIFE SCIENCES HOLDINGS, INC.
By:	/s/ MICHAEL T. FLAVIN, PH.D.
Name:	Michael T. Flavin, Ph.D.
Title:	Chairman and Chief Executive Officer
By:	/s/ JOHN L. FLAVIN
Name:	John L. Flavin
Title:	Chief Financial Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL T. FLAVIN, PH.D. Michael T. Flavin, Ph.D.	Chairman and Chief Executive Officer (Principal Executive Officer)	February 12, 2009
/s/ JOHN L. FLAVIN John L. Flavin	President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	February 12, 2009
/s/ SCOTT F. MEADOW Scott F. Meadow	Director	February 12, 2009
/s/ THERON E. ODLAUG, PH.D. Theron E. Odlaug, Ph.D.	Director	February 12, 2009
/s/ TERRY W. OSBORN, PH.D. Terry W. Osborn, Ph.D.	Director	February 12, 2009

Signature	Title	Date

/s/ RICHARD A. RECK Richard A. Reck	Director	February 12, 2009
/s/ ISRAEL RUBINSTEIN, M.D. Israel Rubinstein, M.D.	Director	February 12, 2009
/s/ ROSALIE SAGRAVES, PHARM. D. Rosalie Sagraves, Pharm. D.	Director	February 12, 2009
/s/ THOMAS V. THORNTON Thomas V. Thornton	Director	February 12, 2009

EXHIBIT INDEX

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of Advanced Life Sciences Holdings, Inc. (as filed in our Amended Registration Statement on Form S-1/A as exhibit 3.1 on June 3, 2005, as amended and filed in Amended Registration Statement on Form S-1/A as exhibit 3.2 on July 1, 2005)
3.2
By-laws of Advanced Life Sciences Holdings, Inc. (as filed in our Amended Registration Statement on Form S-1/A as exhibit 3.3 on July 28, 2005, as amended and filed in our Current Report on Form 8-K as exhibit 3.1 on December 14, 2007)
4.1
Standby Equity Distribution Agreement, dated as of September 29, 2008, by and between the Company and YA Global Investments L.P. (as filed in our Current Report on Form 8-K as exhibit 4.1 on October 3, 2008)
4.2		Form of Warrant to Purchase Shares of Common Stock of Advanced Life Sciences Holdings, Inc. Stock. (as filed in our Current Report on Form 8-K as exhibit 4.2 on March 2, 2006)
4.3		Form of Warrant to Purchase Shares of Common Stock of Advanced Life Sciences Holdings, Inc. Stock. (as filed in our Current Report on Form 8-K as exhibit 4.2 on December 12, 2007)
4.4
Warrant issued to The Leaders Group, Inc. to purchase 14,887 shares of our common stock at $5 per share, dated as of December 21, 2004 (as filed in our Amended Registration Statement on Form S-1/A as exhibit 4.2 on June 3, 2005)
4.5
Warrant issued to The Leaders Group, Inc. to purchase 65,000 shares of Advanced Life Sciences Holdings Common stock at $1 per share, dated as of October 23, 2008 (as filed in our Quarterly Report on Form 10-Q as exhibit 4.1 on November 6, 2008)
10.1	**
Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and Michael T. Flavin, Ph.D. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.1 on November 14, 2007)
10.2	**
Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and John L Flavin (as filed in our Quarterly Report on Form 10-Q as exhibit 10.2 on November 14, 2007)
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
Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and Patrick W. Flavin (as filed in our Quarterly Report on Form 10-Q as exhibit 10.6 on November 14, 2007)
10.6	**
Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and David Eiznhamer, Ph.D. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.7 on November 14, 2007)

Exhibit No.		Description
10.7	**	Amended and Restated Employment Agreement, dated May 2, 2008, between Advanced Life Sciences, Inc. and Michael J. Cogan (as filed in our Quarterly Report on Form 10-Q as exhibit 10.1 on May 7, 2008)
10.8	**
Stock Incentive Plan Assignment, Assumption and Amendment Agreement, dated December 13, 2004, by and between Advanced Life Sciences, Inc. and Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 10.1 on April 28, 2005)
10.9	**	Advanced Life Sciences Holdings, Inc. 2005 Stock Incentive Plan. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.2 on May 7, 2008)
10.10
Development and Commercialization Agreement by and between Wyeth acting through its Wyeth Pharmaceuticals Division and Advanced Life Sciences Holdings, Inc., dated as of September 23, 2008 (as filed in our Quarterly Report on Form 10-Q as exhibit 10.11 on November 6, 2008)
10.11	**	Advanced Life Sciences, Inc. Annual Bonus Plan (as filed in our Registration Statement on Form S-1 as exhibit 10.18 on April 28, 2005)
10.12
Assignment of Lease by Lessor with Consent of Lessee, dated November 1, 2004, by Flavin Ventures, LLC to Biostart Property Group, LLC. (as filed in our Registration Statement on Form S-1 as exhibit 10.20 on April 28, 2005)
10.13		First Amendment to Lease Agreement between Advanced Life Sciences, Inc. and BioStart Property Group, LLC (as filed in our Current Report on Form 8-K as exhibit 10.2 on April 20, 2006)
10.14
License Agreement, dated December 13, 2004, by and between Abbott Laboratories and Advanced Life Sciences Holdings, Inc. (as amended on April 27, 2005, August 2, 2005 and August 5, 2005 as filed in our Current Report on Form 8-K as exhibit 10.10 on August 12, 2005)
10.15		Fourth Amendment to License Agreement between Advanced Life Sciences, Inc. and Abbott Laboratories (as filed in our Quarterly Report on Form 10-Q as exhibit 10.9 on November 14, 2007)
10.16
License Agreement, dated April 28, 2003, by and between The University of Chicago, as Operator of Argonne National Laboratory, and Advanced Life Sciences, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 10.11 on April 28, 2005)
10.17
Exclusive License Agreement, dated December 2, 1999, by and between the Board of Trustees of the University of Illinois and Advanced Life Sciences, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 10.12 on April 28, 2005)
10.18		Patent Assignment and License Agreement, dated January 24, 1989, Baxter International Inc. and Michael T. Flavin (as filed in our Registration Statement on Form S-1 as exhibit 10.13 on April 28, 2005)
10.19
Letter of intent to proceed with purchase of raw materials to produce 1,750 Kg of Cethromycin between Advanced Life Sciences, Inc. and DSM Pharmaceutical Products, Inc. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.1 on August 14, 2008)

Exhibit No.		Description
10.20		Amended and Restated Business Loan Agreement between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008 (as filed in our Quarterly Report on Form 10-Q as exhibit 10.1 on November 6, 2008)
10.21
Amended and Restated Promissory Note between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008 (as filed in our Quarterly Report on Form 10-Q as exhibit 10.2 on November 6, 2008)
10.22		Commercial Pledge Agreement between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008 (as filed in our Quarterly Report on Form 10-Q as exhibit 10.3 on November 6, 2008)
10.23		Commercial Guaranty between Advanced Life Sciences Holdings, Inc. and The Leaders Bank, dated as of October 23, 2008 (as filed in our Quarterly Report on Form 10-Q as exhibit 10.4 on November 6, 2008)
10.24
Commercial Security Agreement between Advanced Life Sciences Holdings, Inc. and The Leaders Bank, dated as of October 23, 2008 (as filed in our Quarterly Report on Form 10-Q as exhibit 10.5 on November 6, 2008)
10.25
Amended and Restated Commercial Security Agreement between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008 (as filed in our Quarterly Report on Form 10-Q as exhibit 10.6 on November 6, 2008)
10.26
Intellectual Property Security Agreement between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008 (as filed in our Quarterly Report on Form 10-Q as exhibit 10.7 on November 6, 2008)
10.27		Commercial Guaranty between Advanced Life Sciences Holdings Inc. and The Leaders Bank, dated as of October 23, 2008 (as filed in our Quarterly Report on Form 10-Q as exhibit 10.8 on November 6, 2008)
10.28
Amended and Restated Commercial Pledge Agreement between ALS Ventures, LLC, Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008 (as filed in our Quarterly Report on Form 10-Q as exhibit 10.9 on November 6, 2008)
10.29
Agreement to Provide Insurance between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008 (as filed in our Quarterly Report on Form 10-Q as exhibit 10.10 on November 6, 2008)
10.30
Condition Precedent Waiver between Advanced Life Sciences, Inc. and YA Global Investments, L.P., dated as of November 19, 2008. (as filed in our Amendment No. 1 to Registration Statement on Form S-3 on Form S-1 as exhibit 10.30 on November 19, 2008)
10.31
Amended and Restated Promissory Note Loan Amendment dated January 5, 2009, between Advanced Life Sciences Holdings, Inc. and Michael T. Flavin. (as filed in our Current Report on Form 8-K as exhibit 10.1 on January 9, 2009)
21.1		Subsidiaries of Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 21.1 on April 28, 2005)
21.2		Form of Indemnification Agreement (as filed in our Amended Registration Statement on Form S-1/A as exhibit 10.21 on June 3, 2005)
23.1	*	Consent of Deloitte & Touche LLP

Exhibit No.		Description
23.2		Consent of Deloitte & Touche LLP (as filed in our Amendment No. 1 to Registration Statement on Form S-3 on Form S-1 as exhibit 23.1 on November 19, 2008)
23.3		Consent of Winston & Strawn LLP (as filed in our Amendment No. 2 to Registration Statement on Form S-3 on Form S-1 as exhibit 5.1 on December 3, 2008)
24.1		Power of Attorney (as filed in our Registration Statement on Form S-3 as exhibit 24.1 on October 21, 2008)
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)Filed herewith.

(**)
Compensatory plan or arrangement.