Form 10-Q
period 2009-03-31
Advanced Life Sciences Holdings, Inc.
filed 2009-05-12
CIK 1322734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 7, 2009, the registrant had 45,992,160  shares of common stock, $0.01 par value per share, outstanding.

ADVANCED LIFE SCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTITY)
INDEX
Form 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)
Item 1.	Consolidated Financial Statements:
Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008
Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 and for the period from inception (January 1, 1999) through March 31, 2009
Consolidated Statements of Stockholders’ Equity (Deficit) for period from inception (January 1, 1999) through March 31, 2009
Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and for the period from inception (January 1, 1999) through March 31, 2009
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits
Signatures
Exhibit Index

PART I — FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$488,632	$1,527,108
Grant receivable	134,889	63,444
Prepaid insurance	150,148	227,313
Other prepaid expenses and deposits	123,757	143,808

Total current assets	897,426	1,961,673

PROPERTY AND EQUIPMENT:
Furniture and fixtures	244,072	244,072
Laboratory equipment	—	159,186
Computer software and equipment	258,786	258,786
Leasehold improvements	505,804	505,804

Total property and equipment–at cost	1,008,662	1,167,848
Less accumulated depreciation	(645,980)	(760,329)

Property and equipment–net	362,682	407,519

OTHER ASSETS:
Deferred offering and financing costs	210,066	450,861

TOTAL ASSETS	$1,470,174	$2,820,053

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,816,526	$1,379,941
Accrued clinical trial and NDA expenses	112,452	458,260
Accrued payroll	735,890	506,537
Other accrued expenses	340,259	352,466
Accrued interest payable	98,770	72,572
Short-term lease payable	8,812	8,468
Short-term notes payable - related party	2,000,000	—

Total current liabilities	5,112,709	2,778,244

Long-term lease payable	2,013	4,350
Long-term grant payable	500,000	500,000
Long-term notes payable - related party	—	2,000,000
Line of credit	10,000,000	9,915,000

Total liabilities	15,614,722	15,197,594

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.01 par value–60,000,000 shares authorized; 43,259,241 issued and outstanding at March 31, 2009; 40,810,932 shares issued and outstanding at December 31, 2008	432,592	408,109
Additional paid-in capital	110,093,540	109,601,807
Deficit accumulated during the development stage	(124,670,680)	(122,387,457)
Noncontrolling interest in subsidiary	—	—

Total stockholders’ equity (deficit)	(14,144,548)	(12,377,541)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,470,174	$2,820,053

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			Period From Inception (January 1, 1999)
	Three months ended March 31,		Through
	2009	2008	March 31, 2009
Revenue:
Management fees	$—	$—	$1,161,180
Grants	411,485	—	1,687,886
Royalty–related party	—	—	45,238

Total revenue	411,485	—	2,894,304

Expenses:
Research and development	934,769	1,868,054	91,515,170
Contracted research and development— related party	—	—	7,980,299
Selling, general and administrative	1,508,953	1,726,366	28,557,590

Total expenses	2,443,722	3,594,420	128,053,059

Loss from operations	(2,032,237)	(3,594,420)	(125,158,755)

Net other (income) expense:
Interest income	(1,732)	(156,641)	(2,950,594)
Interest expense	252,718	104,355	3,401,571
Gain on sale of interest in Sarawak Medichem Pharmaceuticals joint venture	—	—	(939,052)

Net other (income) expense	250,986	(52,286)	(488,075)

Net loss	(2,283,223)	(3,542,134)	(124,670,680)

Less net loss attributable to the noncontrolling interest in subsidiary	—	—	—

Net loss attributable to Advanced Life Sciences Holdings, Inc.	(2,283,223)	(3,542,134)	(124,670,680)

Less accumulated preferred stock dividends of subsidiary for the period	43,750	43,750	1,713,542

Net loss available to common shareholders	$(2,326,973)	$(3,585,884)	$(126,384,222)

Net loss per share available to common shareholders - basic and diluted	$(0.06)	$(0.09)

Weighted average shares outstanding - basic and diluted	41,779,634	38,502,987

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Additional	Deficit Accumulated During the	Noncontrolling
	Common Stock		Paid-in	Development	Interest
	Shares	Amount	Capital	Stage	in Subsidiary	Total

BALANCE–January 1, 1999 (inception)	—	$—	$—	$—	$—	$—

Issuance of stock (at inception)	1,588,000	250,000	—	—	—	250,000
Issuance of common stock, net of offering costs (August 2005)	6,721,814	67,218	29,210,558	—	—	29,277,776
Issuance of common stock, net of offering costs (March 2006)	10,233,464	102,335	33,266,653	—	—	33,368,988
Issuance of common stock, net of offering costs (December 2007)	10,191,083	101,911	17,700,186	—	—	17,802,097
Issuance of common stock, net of offering costs (September 2008)	1,888,606	18,886	1,634,193	—	—	1,653,079

Exchange of shares under recapitalization (December 2004)	(1,629,685)	(256,563)	—	—	—	(256,563)
Issuance of shares under recapitalization (December 2004)	9,482,015	94,820	161,743	—	—	256,563
Capital contributions (December 2004)	—	—	12,711,330	—	—	12,711,330
Issuance of 14,887 warrants (December 2004)	—	—	11,898	—	—	11,898
Issuance of common stock in exchange for licenses (December 2004)	1,122,569	11,226	8,988,774	—	—	9,000,000
Issuance of common stock in exchange for reduction of milestones payable (August 2005)	600,000	6,000	3,000,000	—	—	3,006,000
Modification of 14,887 warrants (August 2005)	—	—	18,925	—	—	18,925
Issuance of common stock as payment for commitment fees (September 2008)	393,339	3,933	296,067	—	—	300,000
Issuance of 65,000 warrants (October 2008)	—	—	7,445	—	—	7,445

Issuance of stock related to option exercises (since inception)	219,727	8,343	31,014	—	—	39,357

Compensation expense related to stock options (since inception)	—	—	2,563,021	—	—	2,563,021

Net loss (since inception)	—	—	—	(122,387,457)	—	(122,387,457)

BALANCE—December 31, 2008	40,810,932	408,109	109,601,807	(122,387,457)	—	(12,377,541)

Issuance of common stock under the standby equity distribution agreement, net of offering costs	2,448,309	24,483	322,878	—	—	347,361
Compensation expense related to stock options	—	—	168,855	—	—	168,855

Net loss	—	—	—	(2,283,223)	—	(2,283,223)

BALANCE—March 31, 2009	43,259,241	$432,592	$110,093,540	$(124,670,680)	$—	$(14,144,548)

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Inception (January 1, 1999)
	Three months ended March 31,		Through
	2009	2008	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,283,223)	$(3,542,134)	$(124,670,680)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	34,344	53,397	875,914
Non-cash interest expense	3,694	1,250	112,567
Stock compensation expense	168,855	210,982	2,731,876
Non-cash research and development	—	—	24,466,667
Non-cash settlement of milestone payment	—	—	6,000
Gain on sale of interest in Sarawak Medichem Pharmaceuticals (SMP)	—	—	(939,052)
Loss on disposal	10,493	—	23,822
Changes in operating assets and liabilities:
Clinical supplies	—	—	533,333
Accounts receivable	(71,445)	—	(134,889)
Prepaid expenses	97,216	1,068,567	(282,453)
Other assets	—	—	8,548
Accounts payable	483,080	(1,238,622)	1,704,314
Accrued expenses	(103,661)	(1,889,235)	1,188,602
Licenses payable	—	—	(11,000,000)
Accrued interest on debt	26,198	(1,686)	676,833

Net cash flows from operating activities	(1,634,449)	(5,337,481)	(104,698,598)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,466)	(323,275)	(1,098,167)
Proceeds from the sale of SMP	—	—	939,052
Proceeds from the sales of investments	—	—	31,557,158
Purchase of investments	—	—	(31,557,158)

Net cash flows from investing activities	(5,466)	(323,275)	(159,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	554,471	(62,880)	89,927,761
Proceeds from issuance of note payable and line of credit	85,000	—	15,103,691
Proceeds from grants	—	—	500,000
Proceeds from stock options exercised	—	—	39,357
Payments of deferred offering and financing fees	(36,039)	(10,000)	(71,039)
Payments on capital leases	(1,993)	(1,715)	(153,425)

Net cash flows from financing activities	601,439	(74,595)	105,346,345

NET (DECREASE) INCREASE IN CASH	(1,038,476)	(5,735,351)	488,632

CASH—Beginning of period	1,527,108	18,324,991	—

CASH—End of period	$488,632	$12,589,640	$488,632

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$224,179	$114,790	$2,614,820

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Noncash investment activity:
Purchase of property and equipment under capital leases	—	—	164,249
Capital expenses included in accounts payable	—	11,783	—
Noncash financing activity:
Issuance of common shares for licenses	—	—	9,000,000
Issuance of common shares for reduction of milestone payment	—	—	3,000,000
Unpaid costs associated with the issuance of common stock	—	—	38,746
Debt discount	—	—	30,823
Deferred offering and financing costs	$—	$—	$410,911

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC.
( A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

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

Basis of Presentation- The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made.  Therefore, these consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements for the year ended December 31, 2008 and notes thereto. The consolidated financial statements include the accounts of the Advanced Life Sciences Holdings, Inc. and its wholly-owned subsidiary Advanced Life Sciences, Inc. (“ALS Inc.”)  All intercompany balances and transactions have been eliminated.  The results of operations for any interim period are not necessarily indicative of the results of operations expected for the full year.

The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business.  However, as a result of the Company’s continued losses and current cash and financing position, such realization of assets or liquidation of liabilities without substantial adjustments is uncertain.  Given this uncertainty, there is significant doubt as to the Company’s ability to continue as a going concern.

Revenue and Income Recognition- Revenue related to award grants from various government agencies is recognized as the related research and development costs are incurred and as services are performed in accordance with the terms of the grant agreements.

Business and Credit Risks- The Company is subject to risks and uncertainties common to drug discovery companies, including technological change, potential infringement on intellectual property of third parties, new product development, regulatory approval and market acceptance of its products, activities of competitors and its limited operating history.

The Company has incurred losses since its incorporation in January 1999 and has funded its operations to date primarily from debt financings and capital contributions from its founder and Chief Executive Officer, proceeds from the initial public offering of its common stock, the subsequent sale of its common stock in three private placements, including its commercial partnership agreement with Wyeth Pharmaceuticals (“Wyeth”), and borrowings under its bank line of credit.  In addition, the Company executed a Standby Equity Distribution Agreement (“SEDA”) which provides for the sale of up to $15.0 million of its common stock to an accredited investor, YA Global Investments, L.P. (“YA Global”), an affiliate of Yorkville Advisors (see Note 2).  In April 2009, the Company filed a shelf registration statement on Form S-3 with the SEC and subsequently the shelf registration has been declared effective by the SEC.   The shelf registration will allow the Company to raise capital from time to time through the sale of common stock, preferred stock and/or equity warrants.  While the aggregate amount of the securities registered on the shelf registration statement is $35.0 million, the Company’s ability to sell securities under the shelf registration statement in any given 12-month period is subject to certain SEC volume limitations relative to its non-affiliated market cap. If the Company raises additional capital by issuing equity securities, its shareholders could experience substantial dilution. The Company will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all.  The Company may not have sufficient cash or other funding available to complete its anticipated business activities during 2009.  In order to address its working capital shortfall the Company intends to raise additional capital through the issuance of equity securities and by licensing its lead compound, cethromycin, to additional commercial partners.  The Company believes, based upon current market conditions, additional commercial partnership agreements would include a series of milestone payments, including up-front milestones that would fund the Company’s continued operations.  Although management believes the Company could secure additional commercial partnerships, there can be no assurances that such partnerships will be available at terms acceptable to the Company, if at all.

The Company received a notice on April 28, 2009 from the Nasdaq Listing Qualifications Panel (the “Panel”) that the Panel has determined to delist the Company’s common stock from The Nasdaq Stock Market unless the Nasdaq Listing and Hearing Review Council (the “Listing Council”) calls the matter for review and stays the delisting.  The Panel’s decision was based on the Company’s inability to evidence compliance with the $2.5 million shareholders’ equity requirement or the $35.0 million market value of listed securities requirement of the Nasdaq Capital Market.  The Panel indicated that absent a stay by the Listing Council, the trading of the Company’s common stock on The Nasdaq Stock Market will be suspended at the open of trading on May 5, 2009.  The Company made a formal request that the Listing Council issue such a stay but the request was not granted.  The Company’s common stock began trading on the OTC Bulletin Board (“OTCBB”) on May 6, 2009.  Trading on the OTCBB will allow the Company to sell shares of common stock under its SEDA with YA Global. The Company’s common stock was eligible for trading on the Pink Sheets beginning on May 5, 2009.

The accompanying financial statements do not include any adjustments that might result from the outcome of any uncertainties discussed in the Company’s Business and Credit Risks summary.

2.                 Private Placements

In September 2008, the Company entered into a SEDA, with YA Global, for the sale of up to $15.0 million of shares of the Company’s common stock over a two-year commitment period.   Under the terms of the SEDA, the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to YA Global at a discount to the current market price of 5%. The amount of each advance is limited to the greater of $400,000 or the average trading volume for the five trading days prior the advance notice date.  The Company is not obligated to utilize any of the $15.0 million available under the SEDA and there are no minimum commitments or minimum use penalties.  The Company’s restructured credit facility with its lender (see Note 4) also contains a covenant limiting the Company’s utilization of the SEDA to $9.0 million without the bank’s prior consent. For the three months ended March 31, 2009, the Company had issued 2,448,309 shares to YA Global and received approximately $0.6 million through the usage of the SEDA facility.

3.                 Related Party Transactions

The Company’s Chief Executive Officer, Michael T. Flavin Ph.D., loaned $2.0 million to the Company in 2001 (see Note 4).  Interest expense of $39,000 was recorded for the three months ended March 31, 2009 and 2008, related to the loan.

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

The Company leases facilities from the BioStart Property Group (“BioStart”), a wholly-owned subsidiary of Flavin Ventures, which is owned by the Company’s Chief Executive Officer.  The operating lease expired in September of 2008 and the Company is currently leasing the facilities on a month-to-month basis.  Lease obligations amounting to $84,000 relating to the three months ended March 31, 2009 were deferred and are expected to be paid later in the year.  Lease payments totaled approximately $79,000 for the three months ended March 31, 2008.

4.                 Debt Obligations

In September 2001, the Company incurred indebtedness under a $2.0 million promissory note with the Chief Executive Officer of the Company, which bears interest at 7.75%.  Principal plus any accrued interest was due in a lump sum on January 5, 2009.  On January 5, 2009, the note was extended to January 5, 2010, all other terms remained unchanged and in effect. Interest expense of $39,000 was recorded for the three months ended March 31, 2009, of which $26,000 was deferred and is expected to be paid later in the year.  As of March 31, 2009 and December 31, 2008, the Company had $2.0 million outstanding under the note.

The Company has a $10.0 million revolving line of credit with a financial institution with a maturity date of January 1, 2011, and a fixed interest rate of 8.5%.  The line of credit is secured by substantially all of the Company’s assets, except that the collateral specifically excludes any rights that the Company may have as a result of its license agreement with Abbott for cethromycin, and is further secured by 2.5 million shares of the Company’s common stock held by ALS Ventures, LLC.  The credit agreement contains a material adverse change clause, which is subject to the judgment of the lender and, if triggered, can accelerate the payment of the debt.  The terms also include a covenant limiting the use of the SEDA to $9.0 million without the bank’s prior consent.   In October 2008, the Company issued warrants for the purchase of 65,000 shares of its common stock at an exercise price of $1.00 per share to the lender as a closing fee.  The warrants became exercisable upon issuance and will expire five years from the date of the grant.  As of March 31, 2009 and December 31, 2008, the Company had outstanding under the note $10.0 million and $9.9 million, respectively.

5.                 Restructuring

On February 6, 2009, the Company committed to a restructuring plan that resulted in the reduction of 30% of the Company’s workforce.  In connection with the restructuring plan, the Company will focus its resources on the cethromycin program.  In the first quarter ended March 31, 2009, the Company incurred restructuring charges of approximately $60,000, primarily associated with personnel-related termination costs.  In addition, the Company discontinued its laboratory operations and recorded a non-cash charge of approximately $10,000 to retire laboratory equipment.

6.                 Commitments

Vendor Contracts- The Company administers its cethromycin program largely under contracts with third parties.  Through March 31, 2009, contracts totaling $47.5 million have been executed related to the cethromycin program, which includes the development, commercialization and pre-launch activities associated with cethromycin as well as anthrax-related studies.  To date the Company has paid $42.1 million under these contracts and the remaining balance of $5.4 million is expected to be paid over the next two years.  Subcontractor arrangements in connection with the DTRA award grant are expected to be approximately $3.1 million over a two-year period which began in August 2008.  In addition, to date the Company has executed $1.2 million in contracts related to the ALS-357 program, of which the remaining balance of $888,000 is expected to be paid over the next three years.  The commencement of clinical trials to study ALS-357 as a topical treatment for patients with metastatic melanoma may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial.

Grant Payable- In April 2005, the Company was awarded a $500,000 grant from the State of Illinois to fund expansion of its corporate headquarters in Woodridge, Illinois.  Under the terms of the grant, the Company is to create 100 full-time jobs at its corporate headquarters between January 31, 2005 and December 31, 2010 (“grant period”).  If the Company does not create the specified number of full-time jobs, it is required to repay the grant proceeds on a pro-rata basis of actual jobs created compared to the total defined in the grant.  The entire grant has been spent or obligated and therefore the $500,000 has been classified as a long-term liability as the Company must create and maintain positions created during the grant period through January 31, 2010.    Through March 31, 2009, five new jobs have been created and retained since the grant was awarded.

7.                 Stock Option Grants

The Company did not grant stock options during the three months ended March 31, 2009.  For the three months ended March 31, 2008, the Company granted stock options to purchase up to 708,800 shares of common stock to certain employees and directors. The exercise price of the options was the market price of the Company’s common stock on the date of grant.  The Company recognized compensation expense totaling approximately $169,000 and $211,000 for the three months ended March 31, 2009 and 2008, respectively in accordance with SFAS No. 123 (R), Share-Based Payment.

8.                 Net Loss Per Share

Basic loss per share is computed by dividing net loss by the number of weighted average common shares outstanding during the reporting period.  Diluted loss per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.  The computation of diluted shares outstanding for the periods ended March 31, 2009 and 2008 excludes incremental shares of 13,356,138 and 12,780,851 respectively, related to outstanding employee stock options and warrants.  These shares are excluded due to their anti-dilutive effect as a result of the Company’s net losses for the periods ended March 31, 2009 and 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulleting No. 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which includes retrospective adjustments to recharacterize noncontrolling interests and classification as a component of equity.  SFAS 160 was effective beginning the first fiscal quarter of 2009.  The adoption of SFAS 160 did not have a material impact on the Company’s statements of financial position, results of operations and cash flows.

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

Development Update

In February 2009, we received notice from the FDA that the agency’s Anti-infective Drugs Advisory Committee (“AIDAC”) is scheduled to meet on June 2, 2009, and will discuss the NDA for cethromycin oral tablets for the proposed indication of outpatient treatment of adults with mild-to-moderate community acquired pneumonia (“CAP”). The anticipated target Prescription Drug User Fee Act (“PDUFA”) date of the cethromycin NDA is July 31, 2009.

As of March 31, 2009, we estimate that our cethromycin development program will require an additional $30.9 million in expenditures which includes $30.0 million in additional milestone payments to Abbott and $900,000 of payments related to clinical and manufacturing contracts.  The $30.0 million Abbott milestone payment is triggered upon receiving FDA approval for cethromycin.  Under the current contract terms, the $30.0 million payment would be due within 20 business days after receipt of regulatory approval.

If cethromycin is approved for marketing by the FDA, we plan to sell cethromycin using commercial partners to access the primary care physician market and to build and utilize a focused internal sales force that will market directly to early adopters such as, but not limited to, pulmonary medicine and infectious disease physicians.  While we entered into a development and commercialization agreement for cethromycin with Wyeth Pharmaceuticals (“Wyeth”), in the Asia Pacific region, excluding Japan, discussions with other potential commercial partners focused on other geographical markets such as the European Union and the United States are ongoing.

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

In August 2008, we signed a letter of intent with DSM Pharma Chemicals North America (“DSM”), Inc. to proceed with a proposal to purchase raw materials to produce commercial quantities of cethromycin.  Our intent is conditional upon the parties entering into a formal supply agreement which will govern the terms and conditions including but not limited to the timing of production and the milestone payment schedule.  While these conditions are pending, the parties recognize that there are lengthy lead times for the raw materials needed to be used to complete the production described in the proposal.  Therefore, we authorized DSM to procure the necessary raw materials to be used to complete the production in anticipation of entering into the formal supply agreement.  Upon execution of this agreement, we issued a purchase order to DSM for the necessary raw materials at a hypothetical cost of $4.2 million based on the exchange rates in effect at that time.  As of March 31, 2009, we have not purchased any raw materials and anticipate that some raw material components will be acquired in the second quarter.  The costs of these raw materials are subject to price increases and changes in the Euro/US Dollar exchange rate. The hypothetical cost of these raw materials at March 31, 2009 was $4.1 million.

In August 2008, we announced that the Defense Threat Reduction Agency (“DTRA”) of the U.S. Department of Defense (“DoD”) awarded us a two-year contract worth up to $3.8 million to further study cethromycin as a potential broad-spectrum medical countermeasure. The contract, part of the agency’s Transformational Medical Technologies Initiative (“TMTI”), will fund NDA-enabling studies evaluating cethromycin’s efficacy in combating Category A and B bioterror agents such as Fransicella tularensis (tularemia), Yersinia pestis (plague) and Burkholderia pseudomallei (melioidosis).  Under the terms of the contract, $1.8 million of DTRA funds are available over a nine-month base period beginning in August 2008 and the remaining $2.0 million may be awarded over the ensuing 15 months to complete the project.  In March 2009, we received notice from the DoD that it has exercised its option to award us $2.0 million under the previously announced contract.

Financial Update

Since our inception, we have incurred net losses each year. Our net loss for the three months ended March 31, 2009 was $2.3 million.  As of March 31, 2009, we had an accumulated deficit of $124.7 million. We have funded operations to date primarily from debt financings and capital contributions from our founder and Chief Executive Officer, proceeds from the initial public offering of our common stock, the subsequent sale of our common stock in three private placements, including our commercial partnership agreement with Wyeth and borrowings under our bank line of credit. In addition, we executed a Standby Equity Distribution Agreement (“SEDA”) which provides for the sale of up to $15.0 million of our common stock to an accredited investor, YA Global Investments, L.P. (“YA Global”), an affiliate of Yorkville Advisors (see below).

In April 2009, our shareholders approved an amendment to our articles of incorporation to increase the number of authorized shares from 65,000,000 to 125,000,000 including an increase in the number of authorized shares of common stock from 60,000,000 to 120,000,000.  The availability of additional shares of common stock for issuance will afford us flexibility in acting upon financing transactions to strengthen our financial position and/or commercial partnership opportunities that may arise as we advance our cethromycin commercialization program.

In April 2009, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) and the shelf registration was subsequently declared effective by the SEC.   The shelf registration will allow us to raise capital from time to time through the sale of common stock, preferred stock and/or equity warrants.  While the aggregate amount of the securities registered on the shelf registration statement is $35.0 million, our ability to sell securities under the shelf registration statement in any given 12-month period is subject to certain SEC volume limitations relative to our non-affiliated market cap.

In September 2008, we entered into a SEDA with YA Global for the sale of up to $15.0 million of shares of our common stock over a two-year commitment period.   Under the terms of the SEDA, we may from time to time, in our discretion, sell newly-issued shares of our common stock to YA Global at a discount to the current market price of 5%. The amount of each advance is limited to the greater of $400,000 or the average trading volume for the five trading days prior to the advance notice date.  We are not obligated to utilize any of the $15.0 million available under the SEDA and there are no minimum commitments or minimum use penalties.  The amendment to our credit facility, discussed below, contains a covenant limiting our utilization of the SEDA to $9.0 million without the bank’s prior consent.  For the three months ended March 31, 2009, we had issued 2,448,309 shares to YA Global and received approximately $0.6 million through the usage of the SEDA facility.

We received a notice on April 28, 2009 from the Nasdaq Listing Qualifications Panel (the “Panel”) that the Panel has determined to delist our common stock from The Nasdaq Stock Market unless the Nasdaq Listing and Hearing Review Council (the “Listing Council”) calls the matter for review and stays the delisting.  The Panel’s decision was based on our inability to evidence compliance with the $2.5 million shareholders’ equity requirement or the $35.0 million market value of listed securities requirement of the Nasdaq Capital Market.  The Panel indicated that absent a stay by the Listing Council, the trading of our common stock on The Nasdaq Stock Market will be suspended at the open of trading on May 5, 2009.  We made a formal request that the Listing Council issue such a stay but the request was not granted.  Our common stock began trading on the OTC Bulletin Board (“OTCBB”) on May 6, 2009.  Trading on the OTCBB will allow us to sell shares of common stock under our SEDA with YA Global. Our common stock was eligible for trading on the Pink Sheets beginning on May 5, 2009.

A discussion of our ability to continue as a going concern can be found in Note 1 to the consolidated financial statements.

Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Revenue.  We reported revenue of $411,000 for the three months ended March 31, 2009 compared to no revenues for the three months ended March 31, 2008.  Revenue in 2009 was derived from a grant awarded by the DTRA of the U.S. Department of Defense.  The contract award of $3.8 million is over a two year period which began in August 2008.

Research and development expense.  Research and development expense was $0.9 million for the three months ended March 31, 2009, approximately one-half the amount incurred in the first quarter last year.  There were no cethromycin clinical trial expenses in the quarter compared to $0.5 million in the same period last year.  Expenses related to compilation and FDA review of cethromycin totaled $0.1 million for the three months ended March 31, 2009 compared to $0.5 million for the same period last year.  Manufacturing expenses incurred in relation to process optimization activities of cethromycin were not material for the quarter ended March 31, 2009 compared to $0.2 million in the same period in the previous year.  In conjunction with work performed under the grant awarded by DTRA, we incurred costs of $0.2 million in the quarter ended March 31, 2009.

General and administrative expense.  General and administrative expenses declined $0.2 million to $1.5 million for the three months ended March 31, 2009.  This result reflects lower salary and benefit costs, decreased spending in our investor relations program and costs incurred in the same period of the prior year related to a certain marketing program.  These reductions were partially offset by increases in legal and other professional services.

Interest income.  Interest income declined $155,000 to $2,000 for the three months ended March 31, 2009, resulting from a decrease of cash, which was used for the continued development and funding of cethromycin.

Interest expense. Interest expense increased $148,000 in the three months ended March 31, 2009 as compared to the same period last year.  In October 2008, we borrowed an additional $6.0 million on our line of credit for the continued development and funding of cethromycin.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development and general and administrative expenses.  To date, we have not generated any revenues from the sale of products, and we do not expect to generate any such revenues in the near term, if at all.  As a result, we have incurred an accumulated deficit of $124.7 million as of March 31, 2009 and we expect to incur significant operating losses for the foreseeable future.  As of March 31, 2009 we had negative working capital of $4.2 million.  Cash and cash equivalents were $0.5 million as of March 31, 2009.  Since our inception in 1999 to August 2005, we financed our operations primarily through debt and capital contributions from our founder and controlling stockholder and borrowings under our bank line of credit.  In August 2005 we completed our initial public offering in which we raised $28.7 million, net of underwriters discount and offering costs.  Since that time, we have completed three private placements in which we raised $52.8 million, net of underwriters’ discounts and offering costs and raised additional debt financing through our $10.0 million bank line of credit. In addition, we executed a SEDA which provides for the sale of up to $15.0 million of our common stock to an accredited investor, YA Global, an affiliate of Yorkville Advisors (see Note 2 to the consolidated financial statements). For the three months ended March 31, 2009, we had issued 2,448,309 shares to YA Global and received approximately $0.6 million through the usage of the SEDA facility.   Through May 7, 2009 we issued an additional 2,732,919 shares to YA Global and received approximately $0.9 million in cash proceeds.

In September 2001, we incurred indebtedness under a $2.0 million promissory note with the Chief Executive Officer of the Company, which bears interest at 7.75%.  Principal plus any accrued interest was due in a lump sum on January 5, 2009.    On January 5, 2009, the note was extended to January 5, 2010, all other terms remained unchanged and in effect.

We have a $10.0 million revolving line of credit with a financial institution with a maturity date of January 1, 2011, and a fixed interest rate of 8.5%.  The line of credit is secured by substantially all of our assets, except that the collateral specifically excludes any rights that we may have as a result of our license agreement with Abbott for cethromycin, and is further secured by 2.5 million shares of our common stock held by ALS Ventures, LLC.  The credit agreement contains a material adverse change clause, which is subject to the judgment of the lender and, if triggered, can accelerate the payment of the debt.  The terms also include a covenant limiting the use of the SEDA to $9.0 million without the bank’s prior consent.   In October 2008, we issued warrants for the purchase of 65,000 shares of common stock at an exercise price of $1.00 per share to the lender as a closing fee.  The warrants became exercisable upon issuance and will expire five years from the date of the grant.  As of March 31, 2009 the line of credit had an outstanding balance of $10.0 million.

During the three months ended March 31, 2009, cash used in operating activities totaled $1.6 million.   Net of DTRA grant award funds, approximately $0.6 million was used for the development of cethromycin and $1.0 million for general operations.  Cash provided from financing activities totaled $0.6 million during the three months ended March 31, 2009, reflecting proceeds for the sale of 2,448,309 shares to YA Global through the SEDA facility.

Contractual Obligations

As of March 31, 2009, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of executed research, development and license and commercialization agreements are as follows:

	Payments Due by December 31,
	2009	2010	2011	2012	2013	Total
Notes payable and bank line of credit	$—	$2,000,000	$10,000,000	$—	$—	$12,000,000
Interest	767,852	852,026	—	—	—	1,619,878
Cethromycin clinical & NDA costs	850,931	—	—	—	—	850,931
Commercialization costs	3,171,013	1,346,420	—	—	—	4,517,433
ALS-357 clinical program	256,974	417,509	213,796	—	—	888,279
DTRA grant related costs	2,132,558	792,270	—	—	—	2,924,828
Capital leases	6,474	4,350	—	—	—	10,824

Total	$7,185,802	$5,412,575	$10,213,796	$—	$—	$22,812,173

The above table does not include the potential $30.0 million product based milestone payment under our license agreement with Abbott which we will owe Abbott if and when the FDA approves the NDA, which we estimate will occur in 2009.   Under the current contract terms, the $30.0 million payment would be due within 20 business days after receipt of regulatory approval.  Thereafter, we would owe Abbott an additional $2.5 million upon reaching $200.0 million in aggregate net sales of cethromycin and $5.0 million upon reaching $400.0 million in aggregate net sales.  The periods in which milestone obligations become payable, if at all, are only estimates due to uncertainties associated with the completion or achievement of the milestone.

In the first four months of 2009, we executed contracts totaling $0.4 million related to the regulatory review of cethromycin.

In the third quarter of 2008, we signed a letter of intent with DSM to procure raw materials to be used to produce commercial quantities of cethromycin.  The lead times for acquiring these raw materials needed to be used to complete production are lengthy.  As of March 31, 2009, we have not purchased any raw materials and anticipate that some raw material components will be acquired in the second quarter.  As of March 31, 2009, the total hypothetical cost of acquiring all raw materials is $4.1 million (reflected in the table above).  Payments related to these raw materials are expected to be made over the next two years.

We executed a contract during the second quarter of 2008 to initiate a Phase I/II clinical trial of our anti-melanoma compound ALS-357.  This trial will assess the safety, tolerability, and preliminary efficacy of ALS-357 when administered topically to patients with cutaneous metastatic melanoma.  The contract totals approximately $0.9 million which represents the upper limit of cost if the maximum number of patients is enrolled.  To the extent fewer patients are required as determined by the protocol; expenses related to the trial could be lower.  Enrollment will be based upon a number of factors which are difficult to forecast and therefore we cannot reasonably estimate the true cost of the trial beyond what is defined as the maximum limit per the contract.

Our commitments under operating leases consist of payments made to a related party relating to our facilities lease in Woodridge, Illinois.  The operating lease expired in September of 2008 and we are leasing the facilities on a month-to-month basis.  Lease obligations amounting to $84,000 relating to the three months ended March 31, 2009 were deferred and are expected to be paid later in the year.

In conjunction with the grant awarded by the DTRA, we entered into subcontractor arrangements to further study cethromycin as a potential broad-spectrum medical countermeasure.  The subcontractors’ costs are expected to be approximately $3.1 million over a two-year period which began in August 2008.

We will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all.  In order to continue our business activities during 2009, we intend to raise additional capital through the issuance of equity securities and by licensing our lead compound, cethromycin, to commercial partners.  We believe, based upon current market conditions, additional commercial partnership agreements would include a series of milestone payments, including up-front milestones that would fund our continued operations.  Although management believes we could secure additional commercial partnerships, there can be no assurances that such partnerships will be available at terms acceptable to us, if at all.   We have executed a SEDA which provides for the sale of up to $15.0 million of our common stock to an accredited investor, YA Global, subject to certain terms and conditions (see Note 2 to the consolidated financial statements).  In April 2009, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) and the shelf registration was subsequently declared effective by the SEC.   The shelf registration will allow us to raise capital from time to time through the sale of common stock, preferred stock and/or equity warrants.  While the aggregate amount of the securities registered on the shelf registration statement is $35.0 million, our ability to sell securities under the shelf registration statement in any given 12-month period is subject to certain SEC volume limitations relative to our non-affiliated market cap.  If we raise additional capital by issuing equity securities, our shareholders could experience substantial dilution.  As a result of these uncertainties, there is significant doubt about our ability to continue as a going concern.

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

Research and Development

Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of our proprietary product portfolio.  All such costs are expensed as incurred.  Clinical trial costs incurred by third parties are expensed as the contracted work is performed.  We estimate both the total cost and time period of the trials and the percent completed as of that accounting date.  We believe that the estimates made as of March 31, 2009 are reflective of the actual expenses incurred as of that date.

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

The fluctuation in the exchange rate between the U.S. Dollar and the Euro could affect amounts due under certain contract manufacturing agreements.  A hypothetical increase in the exchange rate between the Euro and the U.S. Dollar as of March 31, 2009 of ten percent would increase contract manufacturing costs by approximately $135,000.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On March 27, 2009, Advanced Life Sciences Holdings, Inc. (the “Company”) provided Abbott Laboratories with written notice of a dispute alleging that Abbott breached its obligations under the License Agreement for cethromycin entered into between the Company and Abbott on December 13, 2004 (the “ License Agreement “).  The Company and Abbott had been involved in business discussions to address this dispute but have been unable to reach a satisfactory resolution. The notice indicates that the Company’s purpose for raising the dispute is to recover financial damages for the value that was lost as a result of Abbott’s conduct in the matters outlined below.

The Company’s notice of dispute alleged that Abbott breached the License Agreement by its failure to prosecute and maintain the patent application for cethromycin in India and its failure to disclose to the Company that Abbott was engaged in litigation relevant to cethromycin at the time that the License Agreement was negotiated and executed.  In the notice, the Company also alleged that, following negotiations between Abbott and the Company to address Abbott’s breach, Abbott represented to the Company that it had approved an amendment to the License Agreement that would alter the Company’s milestone payments to Abbott due upon the submission and approval of a New Drug Application (“ NDA “) for cethromycin to the US Food and Drug Administration (“ FDA “).  The Company further alleged in the notice that it reasonably relied upon Abbott’s representation to its detriment when it submitted its NDA to the FDA, and that the Company’s financial condition was significantly impacted when Abbott retracted its approval following the Company’s NDA submission.

Per the Alternative Dispute Resolution provisions of the License Agreement, the Company and Abbott have twenty-eight (28) calendar days after such notice is received to resolve the dispute through good faith business negotiations after which time an Alternative Dispute Resolution proceeding may be initiated.  The Company indicated in its letter to Abbott that, in the event the matter is not resolved within the time period stated above, the Company will pursue Alternative Dispute Resolution under the terms of the Agreement.  The matter was not resolved within the time period stated above and the Company has provided Abbott with notice that it will pursue Alternative Dispute Resolution.  The Alternative Dispute Resolution provisions of the License Agreement provide for an expedited arbitration process, which the Company currently anticipates should be resolved within six (6) months from the date of commencement.

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows may be impacted by a number of factors, including those set forth in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  Set forth below are material changes in our risk factors since the 2008 Form 10-K.  The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our 2008 Form 10-K and this Quarterly Report on Form 10-Q.

Due to Nasdaq’s determination to delist our common stock, you may have difficulty trading our securities and our securities may trade at a lower market price than they otherwise would.

Since being delisted from Nasdaq, trading in our common stock is conducted on the OTC Bulletin Board and in the over-the-counter market in the so-called “pink sheets.” Because of this, you may not be able to sell as many securities as you desire, you may experience delays in the execution of your transactions and our securities may trade at a lower market price than they otherwise would.  In addition, our securities could become subject to the SEC’s “penny stock rules.” These rules would impose additional requirements on broker-dealers who effect trades in our securities, other than trades with their established customers and accredited investors. Consequently, the delisting of our securities and the applicability of the penny stock rules may adversely affect the ability of broker-dealers to sell our securities, which may adversely affect your ability to resell our securities. The delisting of our securities from Nasdaq could also have other negative results, including the potential loss of confidence by employees and others, the loss of institutional investor interest and fewer business development and commercial partnership opportunities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2008, the Company entered into a SEDA with YA Global for the sale of up to $15.0 million of shares of the Company’s common stock over a two-year commitment period.  Under the terms of the SEDA, the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to YA Global at a discount to the current market price of 5%.  As previously disclosed in its 2008 Annual Report on Form 10-K and Form 8-K filed on April 10, 2009, the Company issued an aggregate of 3,099,633 shares to YA Global through April 6, 2009 and received an aggregate of $0.7 million in proceeds through the usage of the SEDA facility.

Between April 7, 2009 and May 7, 2009, the Company issued an additional 2,081,595 shares to YA Global through the SEDA.  As a result of these issuances, the Company received an additional $0.8 million in net proceeds that were used for working capital and other general corporate purposes.  The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Number		Description

3.	1	Second Amended and Restated Certificate of Incorporation of Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-3 as exhibit 4.1 on April 8, 2009)

31.	1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.	2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.	2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 *  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Life Sciences Holdings, Inc.

	By:	/s/ Michael T. Flavin, Ph.D.

Michael T. Flavin, Ph.D.
Chairman of the Board
and Chief Executive Officer

	By:	/s/ John L. Flavin

John L. Flavin
President and
Chief Financial Officer

Dated: May 12, 2009

EXHIBIT INDEX

Number		Description

3.	1	Second Amended and Restated Certificate of Incorporation of Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-3 as exhibit 4.1 on April 8, 2009)

31.	1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.	2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.	2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.