Form 10-Q
period 2009-06-30
Advanced Life Sciences Holdings, Inc.
filed 2009-08-11
CIK 1322734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2009

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

As of August 6, 2009, the registrant had 59,214,405 shares of common stock, $0.01 par value per share, outstanding.

ADVANCED LIFE SCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTITY)

INDEX

Form 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)
Item 1.	Consolidated Financial Statements:
Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008
Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 and for the period from inception (January 1, 1999) through June 30, 2009
Consolidated Statements of Total Equity (Deficit) for period from inception (January 1, 1999) through June 30, 2009
Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and for the period from inception (January 1, 1999) through June 30, 2009
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
Exhibit Index

PART I — FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$998,912	$1,527,108
Grant receivable	586,820	63,444
Prepaid insurance	47,932	227,313
Other prepaid expenses and deposits	35,281	143,808

Total current assets	1,668,945	1,961,673

PROPERTY AND EQUIPMENT:
Furniture and fixtures	244,072	244,072
Laboratory equipment	—	159,186
Computer software and equipment	258,786	258,786
Leasehold improvements	505,804	505,804

Total property and equipment—at cost	1,008,662	1,167,848
Less accumulated depreciation	(677,543)	(760,329)

Property and equipment—net	331,119	407,519

OTHER ASSETS:
Commercial launch materials	2,760,936	—
Deferred offering and financing costs	20,348	450,861
Other long-term assets	25,006	—

Total other assets	2,806,290	450,861

TOTAL ASSETS	$4,806,354	$2,820,053

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$4,387,982	$1,379,941
Accrued clinical trial and NDA expenses	112,514	458,260
Accrued payroll	451,243	506,537
Other accrued expenses	611,095	352,466
Accrued interest payable	136,256	72,572
Short-term lease payable	8,131	8,468
Short-term notes payable - related party	2,000,000	—

Total current liabilities	7,707,221	2,778,244

Long-term lease payable	621	4,350
Long-term grant payable	500,000	500,000
Long-term notes payable - related party	—	2,000,000
Line of credit	10,000,000	9,915,000

Total liabilities	18,207,842	15,197,594

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.01 par value—120,000,000 shares authorized; 50,698,926 issued and outstanding at June 30, 2009; 40,810,932 shares issued and outstanding at December 31, 2008	506,989	408,109
Additional paid-in capital	113,331,011	109,601,807
Deficit accumulated during the development stage	(127,239,488)	(122,387,457)
Noncontrolling interest in subsidiary	—	—

Total equity (deficit)	(13,401,488)	(12,377,541)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$4,806,354	$2,820,053

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Period From
					Inception
					(January 1, 1999)
	Three months ended June 30,		Six months ended June 30,		Through
	2009	2008	2009	2008	June 30, 2009
Revenue:
Management fees	$—	$—	$—	$—	$1,161,180
Grants	706,814	—	1,118,299	—	2,394,700
Royalty—related party	—	—	—	—	45,238

Total revenue	706,814	—	1,118,299	—	3,601,118

Expenses:
Research and development	1,309,050	1,690,088	2,243,819	3,558,141	92,824,220
Contracted research and development—related party	—	—	—	—	7,980,299
Selling, general and administrative	1,690,505	1,682,604	3,199,458	3,408,972	30,248,095

Total expenses	2,999,555	3,372,692	5,443,277	6,967,113	131,052,614

Loss from operations	(2,292,741)	(3,372,692)	(4,324,978)	(6,967,113)	(127,451,496)

Net other (income) expense:
Interest income	(1,739)	(76,444)	(3,471)	(233,086)	(2,952,333)
Interest expense	258,211	102,664	510,929	207,019	3,659,782
Other (income) expense, net	19,595	—	19,595	—	19,595
Gain on sale of interest in Sarawak Medichem Pharmaceuticals joint venture	—	—	—	—	(939,052)

Net other (income) expense	276,067	26,220	527,053	(26,067)	(212,008)

Net loss	(2,568,808)	(3,398,912)	(4,852,031)	(6,941,046)	(127,239,488)

Less net loss attributable to the noncontrolling interest in subsidiary	—	—	—	—	—

Net loss attributable to Advanced Life Sciences Holdings, Inc.	(2,568,808)	(3,398,912)	(4,852,031)	(6,941,046)	(127,239,488)

Less accumulated preferred stock dividends of subsidiary for the period	43,750	43,750	87,500	87,500	1,757,292

Net loss available to common shareholders	$(2,612,558)	$(3,442,662)	$(4,939,531)	$(7,028,546)	$(128,996,780)

Net loss per share available to common shareholders - basic and diluted	$(0.06)	$(0.09)	$(0.11)	$(0.18)

Weighted average shares outstanding - basic and diluted	47,077,869	38,502,987	44,443,387	38,502,987

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Noncontrolling
	Common Stock		Paid-in	Development	Interest
	Shares	Amount	Capital	Stage	in Subsidiary	Total

BALANCE—January 1, 1999 (inception)	—	$—	$—	$—	$—	$—

Issuance of stock (at inception)	1,588,000	250,000	—	—	—	250,000
Issuance of common stock, net of offering costs (August 2005)	6,721,814	67,218	29,210,558	—	—	29,277,776
Issuance of common stock, net of offering costs (March 2006)	10,233,464	102,335	33,266,653	—	—	33,368,988
Issuance of common stock, net of offering costs (December 2007)	10,191,083	101,911	17,700,186	—	—	17,802,097
Issuance of common stock, net of offering costs (September 2008)	1,888,606	18,886	1,634,193	—	—	1,653,079

Exchange of shares under recapitalization (December 2004)	(1,629,685)	(256,563)	—	—	—	(256,563)
Issuance of shares under recapitalization (December 2004)	9,482,015	94,820	161,743	—	—	256,563
Capital contributions (December 2004)	—	—	12,711,330	—	—	12,711,330
Issuance of 14,887 warrants (December 2004)	—	—	11,898	—	—	11,898
Issuance of common stock in exchange for licenses (December 2004)	1,122,569	11,226	8,988,774	—	—	9,000,000
Issuance of common stock in exchange for reduction of milestones payable (August 2005)	600,000	6,000	3,000,000	—	—	3,006,000
Modification of 14,887 warrants (August 2005)	—	—	18,925	—	—	18,925
Issuance of common stock as payment for commitment fees (September 2008)	393,339	3,933	296,067	—	—	300,000
Issuance of 65,000 warrants (October 2008)	—	—	7,445	—	—	7,445

Issuance of stock related to option exercises (since inception)	219,727	8,343	31,014	—	—	39,357

Compensation expense related to stock options (since inception)	—	—	2,563,021	—	—	2,563,021

Net loss (since inception)	—	—	—	(122,387,457)	—	(122,387,457)

BALANCE—December 31, 2008	40,810,932	408,109	109,601,807	(122,387,457)	—	(12,377,541)

Issuance of common stock under the standby equity distribution agreement, net of offering costs	9,887,994	98,880	3,376,657	—	—	3,475,537
Compensation expense related to stock options	—	—	352,547	—	—	352,547

Net loss	—	—	—	(4,852,031)	—	(4,852,031)

BALANCE—June 30, 2009	50,698,926	$506,989	$113,331,011	$(127,239,488)	$—	$(13,401,488)

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Inception
			(January 1, 1999)
	Six months ended June 30,		Through
	2009	2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,852,031)	$(6,941,046)	$(127,239,488)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	65,907	117,076	907,477
Non-cash interest expense	7,084	2,500	115,957
Stock compensation expense	352,547	434,095	2,915,568
Non-cash research and development	—	—	24,466,667
Non-cash settlement of milestone payment	—	—	6,000
Gain on sale of interest in Sarawak Medichem Pharmaceuticals (SMP)	—	—	(939,052)
Loss on disposal	10,493	—	23,822
Changes in operating assets and liabilities:
Clinical supplies	—	—	533,333
Accounts receivable	(523,376)	—	(586,820)
Prepaid expenses	287,908	1,174,615	(91,761)
Other assets	(2,785,941)	—	(2,777,393)
Accounts payable	3,166,748	(2,488,202)	4,387,982
Accrued expenses	(165,535)	(1,150,310)	1,126,728
Licenses payable	—	—	(11,000,000)
Accrued interest on debt	63,684	(2,365)	714,319

Net cash flows from operating activities	(4,372,512)	(8,853,637)	(107,436,661)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,466)	(340,559)	(1,098,167)
Proceeds from the sale of SMP	—	—	939,052
Proceeds from the sales of investments	—	—	31,557,158
Purchase of investments	—	—	(31,557,158)

Net cash flows from investing activities	(5,466)	(340,559)	(159,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	3,804,259	(62,880)	93,177,549
Proceeds from issuance of note payable and line of credit	85,000	—	15,103,691
Proceeds from grants	—	—	500,000
Proceeds from stock options exercised	628	—	39,985
Payments of deferred offering and financing fees	(36,039)	(10,000)	(71,039)
Payments on capital leases	(4,066)	(3,494)	(155,498)

Net cash flows from financing activities	3,849,782	(76,374)	108,594,688

NET (DECREASE) INCREASE IN CASH	(528,196)	(9,270,570)	998,912

CASH—Beginning of period	1,527,108	18,324,991	—

CASH—End of period	$998,912	$9,054,421	$998,912

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$441,512	$216,883	$2,832,153

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Noncash investment activity:
Purchase of property and equipment under capital leases	—	—	164,249
Capital expenses included in accounts payable	—	4,293	—
Noncash financing activity:
Issuance of common shares for licenses	—	—	9,000,000
Issuance of common shares for reduction of milestone payment	—	—	3,000,000
Debt discount	—	—	30,823
Deferred offering and financing costs	—	—	337,445

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC.
( A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business.  However, as a result of the Company’s continued losses and current cash and financing position, such realization of assets or liquidation of liabilities without substantial adjustments is uncertain.  Given this uncertainty, there is substantial doubt as to the Company’s ability to continue as a going concern.

Revenue and Income Recognition- Revenue related to award grants from various government agencies is recognized as the related research and development costs are incurred and as services are performed in accordance with the terms of the grant agreements.

Fair Value of Financial Instruments- The carrying values of certain of the Company’s financial instruments, including cash equivalents and accounts payable approximates fair value due to their short maturities.  The fair values of the Company’s long-term obligations (see Note 4) are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk.  The carrying values of the Company’s long-term obligations approximate their fair values.

Commercial Launch Materials- The Company may scale-up and make commercial quantities of its product candidates prior to the date when such products will receive final U.S. Food and Drug Administration  (“FDA”) approval.  The scale-up and production of commercial launch materials involves the risk that such products may not be approved for marketing by the FDA on a timely basis, if at all.  This risk notwithstanding, the Company plans to continue to scale-up and build commercial launch materials of certain products that have not yet received final governmental approval when the Company believes that such action is appropriate in relation to the commercial value of the product launch opportunity.   The cost of these commercial launch materials are capitalized as a non-current asset until the Company receives FDA approval, at which time the materials would be classified as inventory.

Business and Credit Risks- The Company is subject to risks and uncertainties common to drug discovery companies, including technological change, potential infringement on intellectual property of third parties, new product development, regulatory approval and market acceptance of its products, activities of competitors and its limited operating history.

The Company has incurred losses since its incorporation in January 1999 and has funded its operations to date primarily from debt financings and capital contributions from its founder and Chief Executive Officer, proceeds from the initial public offering of its common stock, the subsequent sale of its common stock in three private placements, including its commercial partnership agreement with Wyeth Pharmaceuticals (“Wyeth”), and borrowings under its bank line of credit.  In addition, the Company has executed Standby Equity Distribution Agreements which allow the Company to sell its common stock to an accredited investor pursuant to the terms of the agreements (see Note 2).  In April 2009, the Company filed a shelf registration statement on Form S-3 with the SEC and subsequently the shelf registration was declared effective by the SEC.  The shelf registration will allow the Company to raise capital from time to time through the sale of common stock, preferred stock and/or equity warrants.  While the aggregate amount of the securities registered on the shelf registration statement is $35.0 million, the Company’s ability to sell securities under the shelf registration statement in any given 12-month period is subject to certain SEC volume limitations relative to its non-affiliated market cap. If the Company raises additional capital by issuing equity securities, its shareholders could experience substantial dilution. The Company will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all.  The Company may not have sufficient cash or other funding available to complete its anticipated business activities during 2009.  In order to address its working capital shortfall the Company intends to raise additional capital through the issuance of equity securities and by licensing its lead compound, cethromycin, to additional commercial partners.  The Company believes, based upon current market conditions, additional commercial partnership agreements would include a series of milestone payments, including up-front milestones that would fund the Company’s continued operations.  Although management believes the Company could secure additional commercial partnerships, there can be no assurances that such partnerships will be available at terms acceptable to the Company, if at all.

The Company received a notice on April 28, 2009 from the Nasdaq Listing Qualifications Panel (the “Panel”) that the Panel has determined to delist the Company’s common stock from The Nasdaq Capital Market unless the Nasdaq Listing and Hearing Review Council (the “Listing Council”) calls the matter for review and stays the delisting.  The Panel’s decision was based on the Company’s inability to evidence compliance with the $2.5 million shareholders’ equity requirement or the $35.0 million market value of listed securities requirement of the Nasdaq Capital Market.  The Panel indicated that absent a stay by the Listing Council, the trading of the Company’s common stock on The Nasdaq Capital Market will be suspended at the open of trading on May 5, 2009.  The Company made a formal request that the Listing Council issue such a stay but the request was not granted.  The Company’s common stock began trading on the OTC Bulletin Board (“OTCBB”) on May 6, 2009.  Trading on the OTCBB still allows the Company to sell shares of common stock under its SEDA facility (see Note 2).

The accompanying financial statements do not include any adjustments that might result from the outcome of any uncertainties discussed in the Company’s Business and Credit Risks summary.

2.             Private Placements

In June 2009, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with YA Global Master SPV Ltd. (“YA Global”), an affiliate of Yorkville Advisors, for the sale of up to $15.0 million of shares of the Company’s common stock over a two-year commitment period.  Under the terms of the SEDA, the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to YA Global at a discount to the current market price of 5%.  The amount of each advance under the SEDA is limited to the greater of $600,000 or the average trading volume for the five trading days prior the advance notice date.  The Company is not obligated to utilize any of the $15.0 million available under the SEDA and there are no minimum commitments or minimum use penalties, nor does the agreement prohibit the Company from entering into any other financing arrangements.  The Company entered into the SEDA with the consent of its lender under the Company’s credit facility, which requires the Company to maintain availability under the SEDA of at least $6.0 million at all times unless the bank otherwise consents.  For the period of June 19, 2009 through June 30, 2009, there were no shares issued under the SEDA.  Between the period of July 1, 2009 and August 11, 2009, the Company issued 8,515,479 shares to YA Global and received approximately $3.9 million through the usage of the SEDA facility.

In June 2009, prior to entering into the SEDA, the Company and YA Global Investments, L.P. (“YA Global”), an affiliate of Yorkville Advisors, agreed to terminate the prior Standby Equity Distribution Agreement dated as of September 29, 2008 (“Former SEDA”).  For the period of January 1, 2009 through June 19, 2009, the Company issued 9,883,994 shares to YA Global and received approximately $3.9 million through the usage of the Former SEDA facility.  In addition, in September 2008, the Company paid YA Global a commitment fee of $300,000 by issuing 393,339 shares of the Company’s common stock.

3.      Related Party Transactions

The Company’s Chief Executive Officer, Michael T. Flavin Ph.D., loaned $2.0 million to the Company in 2001 (see Note 4).  Interest expense of approximately $78,000 was recorded for the six months ended June 30, 2009 and 2008, related to the loan.

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

The Company leases facilities from the BioStart Property Group (“BioStart”), a wholly-owned subsidiary of Flavin Ventures, which is owned by the Company’s Chief Executive Officer.  The operating lease expired in September of 2008 and pursuant to the terms of the lease and pending agreement on a lease renewal, the Company is currently leasing the facilities on a month-to-month basis. Because of the ownership interest in BioStart held by Flavin Ventures, the Company’s audit committee, acting on behalf of the board, has overseen all lease negotiations on behalf of the Company and will approve the final terms of the Company’s lease renewal. The Company and BioStart currently have an understanding to defer the Company’s lease payments pending their agreement on a lease renewal. Lease obligations amounted to $152,000 relating to the six months ended June 30, 2009 of which $129,000 were deferred and are expected to be paid later in the year.  Lease payments totaled approximately $148,000 for the six months ended June 30, 2008.

4.      Debt Obligations

In September 2001, the Company incurred indebtedness under a $2.0 million promissory note with the Chief Executive Officer of the Company, which bears interest at 7.75%.  Principal plus any accrued interest was due in a lump sum on January 5, 2009.  On January 5, 2009, the note was extended to January 5, 2010, all other terms remained unchanged and in effect. Interest expense of $78,000 was recorded for the six months ended June 30, 2009, of which $65,000 was deferred and is expected to be paid later in the year.  As of June 30, 2009 and December 31, 2008, the Company had $2.0 million outstanding under the note.

The Company has a $10.0 million revolving line of credit with a financial institution with a maturity date of January 1, 2011, and a fixed interest rate of 8.5%.  The line of credit is secured by substantially all of the Company’s assets, except that the collateral specifically excludes any rights that the Company may have as a result of its license agreement with Abbott for cethromycin, and is further secured by 2.5 million shares of the Company’s common stock held by ALS Ventures, LLC.  The credit agreement contains a material adverse change clause, which is subject to the judgment of the lender and, if triggered, can accelerate the payment of the debt.  The Company entered into the SEDA with the consent of its lender under the Company’s credit facility, which requires the Company to maintain availability under the SEDA of at least $6.0 million at all times unless the bank otherwise consents.  In October 2008, the Company issued warrants for the purchase of 65,000 shares of its common stock at an exercise price of $1.00 per share to the lender as a closing fee.  The warrants became exercisable upon issuance and will expire five years from the date of the grant.  As of June 30, 2009 and December 31, 2008, the Company had outstanding under the note $10.0 million and $9.9 million, respectively.

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

6.      Commitments

Vendor Contracts- The Company administers its cethromycin program largely under contracts with third parties.  Through June 30, 2009, contracts totaling $48.0 million have been executed related to the cethromycin program, which includes the development, commercialization, regulatory review and pre-launch activities associated with cethromycin as well as anthrax-related studies.  To date the Company has paid $42.9 million under these contracts and the remaining balance of $5.1 million is expected to be paid over the next two years.  Subcontractor arrangements in connection with the DTRA award grant are expected to be approximately $3.1 million over a two-year period which began in August 2008.  Through June 30, 2009 the Company has paid $377,000 related to these agreements.  In addition, to date the Company has executed $1.2 million in contracts related to the ALS-357 program.  The remaining balance of $888,000 would be paid over the life of the program which the Company estimates to be two to three years.  The commencement of clinical trials to study ALS-357 as a topical treatment for patients with metastatic melanoma may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial.

Grant Payable- In April 2005, the Company was awarded a $500,000 grant from the State of Illinois to fund expansion of its corporate headquarters in Woodridge, Illinois.  Under the terms of the grant, the Company is to create 100 full-time jobs at its corporate headquarters between January 31, 2005 and December 31, 2010 (“grant period”).  If the Company does not create the specified number of full-time jobs, it is required to repay the grant proceeds on a pro-rata basis of actual jobs created compared to the total defined in the grant.  The entire grant has been spent or obligated and therefore the $500,000 has been classified as a long-term liability as the Company must create and maintain positions created during the grant period through December 31, 2010.    Through June 30, 2009, five new jobs have been created and retained since the grant was awarded.

7.      Stock Option Grants

For the six months ended June 30, 2009 and 2008, the Company granted stock options to purchase up to 673,200 and 713,800 shares of common stock, respectively, to certain employees and directors.  The exercise price of the options was the market price of the Company’s common stock on the date of grant.  The Company recognized compensation expense totaling approximately $353,000 and $434,000 for the six months ended June 30, 2009 and 2008, respectively in accordance with SFAS No. 123 (R), Share-Based Payment.

8.      Net Loss Per Share

Basic loss per share is computed by dividing net loss by the number of weighted average common shares outstanding during the reporting period.  Diluted loss per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.  The computation of diluted shares outstanding for the periods ended June 30, 2009 and 2008 excludes incremental shares of 14,016,924 and 12,669,673 respectively, related to outstanding employee stock options and warrants.  These shares are excluded due to their anti-dilutive effect as a result of the Company’s net losses for the periods ended June 30, 2009 and 2008.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) - a replacement of FASB Statement No. 162,” which will become the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe that this statement will have a material impact on the Company’s statements of financial position, results of operations and cash flows.

In May, 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 prescribes the period after the balance sheet date during which management should evaluate transactions for potential recognition, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and the required disclosures an entity should make about transactions or events occurring after the balance sheet date. This statement is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s statements of financial position, results of operations and cash flows. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 11, 2009.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1”). FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 did not have a material impact on the Company’s statements of financial position, results of operations and cash flows.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs in the areas of infectious disease, oncology and respiratory disease. Using our internal discovery capabilities and our network of pharmaceutical and academic partners, we have assembled a promising pipeline of clinical and preclinical product candidates.  Our most advanced product candidate, cethromycin, is a novel once-a-day oral antibiotic that completed two pivotal Phase III clinical trials in community acquired pneumonia (“CAP”).  We have an exclusive worldwide license (excluding Japan) from Abbott Laboratories to develop and commercialize cethromycin (pending trade name Restanza™). Cethromycin is also being developed as a bio-defense agent for use in the treatment of anthrax and other potential broad-spectrum medical countermeasures.  We also have product candidates in earlier stages of development for the treatment of indications including respiratory distress caused by inflammation-related tissue damage and malignant melanoma.

None of our product candidates have been approved by the U.S. Food and Drug Administration  (“FDA”) or any comparable foreign agencies, and we have not generated any significant revenues to date. Our ability to generate revenues in the future will depend on our ability to meet development or regulatory milestones under any license agreements that trigger payments to us, to enter into new license agreements for other products or territories and to receive regulatory approvals for, and successfully commercialize, our product candidates either directly or through commercial partners.

Development Update

On July 31, 2009 we received a complete response letter from the FDA regarding our New Drug Application (“NDA”) for cethromycin for the outpatient treatment of adults with mild-to-moderate CAP.  In its letter, the FDA indicated that they cannot approve the application for cethromycin in its current form and that, to gain approval, additional clinical data is required to demonstrate efficacy. We submitted the NDA in September, 2008 based on the results of 53 clinical studies including 2 pivotal Phase 3 studies in CAP and a safety database of over 5,000 patients.

We intend to comply with the Agency’s recommendations and continue to pursue approval of cethromycin in CAP. We believe that an additional well-controlled clinical study designed to demonstrate efficacy in a more severe CAP population will likely be required for the approval of cethromycin.  In parallel, we will continue to advance cethromycin as a biodefense agent against anthrax, plague and tularemia.

On June 2, 2009, the FDA Anti-Infective Drugs Advisory Committee (“AIDAC”) reviewed the cethromycin NDA. The AIDAC voted that cethromycin demonstrated safety for the outpatient treatment of adults with mild-to-moderate CAP, but voted that cethromycin did not demonstrate efficacy in the treatment of CAP. The committee’s negative vote on the drug candidate’s efficacy followed a discussion that the cethromycin NDA included data on patients with mild-to-moderate disease and that the new draft guidance for developing treatments for CAP, released in March, 2009, requires the enrollment of moderate-to-severe CAP patients for approval in the mild-to-moderate CAP indication. Our pivotal Phase 3 program included in the NDA was designed and conducted under prior FDA guidance and before the new draft guidance was released.

We are moving expeditiously to develop a protocol for an additional Phase 3 trial that is designed to satisfy the FDA’s request for additional efficacy information. We intend to meet with and work closely with the Agency to design and establish a protocol under a Special Protocol Assessment. We anticipate that initiation of the additional Phase 3 program could take place in the first half of 2010. We are working collaboratively on these clinical plans with Wyeth Pharmaceuticals (“Wyeth”), our development and commercialization partner in the Asia Pacific region (excluding Japan).

We believe that cethromycin has significant therapeutic and commercial potential as a novel agent to combat CAP as well as other lethal pathogens that represent serious bioterror threats to public health, and we intend to explore all avenues that can lead to success.  We expect key data to be available and reported from our ongoing pivotal studies in plague and tularemia by the end of 2009.  We plan to submit an NDA amendment seeking marketing approval for the biodefense indications in the first quarter of 2010.

If cethromycin is approved for marketing by the FDA, we plan to sell cethromycin using commercial partners to access the primary care physician market and to build and utilize a focused internal sales force that will market directly to early adopters such as, but not limited to, pulmonary medicine and infectious disease physicians.  In September 2008, we entered into a development and commercialization agreement for cethromycin with Wyeth, in the Asia Pacific region (excluding Japan). We will retain exclusive rights to cethromycin in the rest of the world, including North America and Europe excluding Japan.  In addition to future royalty payments, we would receive milestone and regulatory payments based on successful achievement of clinical, regulatory and commercial objectives in specific markets. We will collaborate with Wyeth to develop additional clinical data in the Asia Pacific region to support regulatory filings in that region.   Discussions with other potential commercial partners focused on other geographical markets such as the European Union and the United States are ongoing.

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

In June 2009, we announced that a second non-human primate study involving its novel, once-a-day, oral antibiotic cethromycin, showed that a 14-day course of cethromycin achieved a 100% survival rate against an inhaled lethal dose of anthrax. All of the animals in the study that received 16 mg/kg once-a-day (the human equivalent dose of 300 mg) of cethromycin within 24 hours after exposure to anthrax survived while none of the animals that received placebo survived. The study was supported by the National Institute of Allergy and Infectious Diseases (“NIAID”), an institute of the National Institutes of Health (“NIH”), which is a component of the Department of Health and Human Services (“HHS”), an agency of the U.S. Government.

We are developing cethromycin for the post-exposure prophylactic treatment of inhalation anthrax to help protect against human infection from anthrax. In studies conducted by the U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”), cethromycin was shown to be highly active in vitro against 30 strains of anthrax. In May 2007, a non-human primate study showed that a 30-day course of oral cethromycin was 100% protective against a lethal dose of inhaled anthrax as compared to the standard of care, Cipro® (ciprofloxacin), which demonstrated 90% protection. The FDA has designated cethromycin as an orphan drug for the post-exposure prophylactic treatment of inhalation anthrax, but the FDA has not yet approved the drug for marketing in this or any other indication.

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

Financial Update

Since our inception, we have incurred net losses each year. Our net loss for the six months ended June 30, 2009 was $4.9 million.  As of June 30, 2009, we had an accumulated deficit of $127.2 million. We have funded operations to date primarily from debt financings and capital contributions from our founder and Chief Executive Officer, proceeds from the initial public offering of our common stock, the subsequent sale of our common stock in three private placements, including our commercial partnership agreement with Wyeth and borrowings under our bank line of credit.  In addition, we executed

Standby Equity Distribution Agreements which allow us to sell our common stock to an accredited investor pursuant to the terms of the agreements (see below).

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

We received a notice on April 28, 2009 from the Nasdaq Listing Qualifications Panel (the “Panel”) that the Panel has determined to delist our common stock from The Nasdaq Capital Market unless the Nasdaq Listing and Hearing Review Council (the “Listing Council”) calls the matter for review and stays the delisting.  The Panel’s decision was based on our inability to evidence compliance with the $2.5 million shareholders’ equity requirement or the $35.0 million market value of listed securities requirement of the Nasdaq Capital Market.  The Panel indicated that absent a stay by the Listing Council, the trading of our common stock on The Nasdaq Capital Market will be suspended at the open of trading on May 5, 2009.  We made a formal request that the Listing Council issue such a stay but the request was not granted.  Our common stock began trading on the OTC Bulletin Board (“OTCBB”) on May 6, 2009.  Trading on the OTCBB still allows us to sell shares of common stock under our SEDA facility.

In June 2009, we entered into a Standby Equity Distribution Agreement (“SEDA”) with YA Global Master SPV Ltd. (“YA SPV”), an affiliate of Yorkville Advisors, for the sale of up to $15.0 million of shares of our common stock over a two-year commitment period.  Under the terms of the SEDA, we may from time to time, in our discretion, sell newly-issued shares of our common stock to YA SPV at a discount to the current market price of 5%.  The amount of each advance under the SEDA is limited to the greater of $600,000 or the average trading volume for the five trading days prior the advance notice date.  We are not obligated to utilize any of the $15.0 million available under the SEDA and there are no minimum commitments or minimum use penalties, nor does the agreement prohibit the Company from entering into any other financing arrangements.  We entered into the SEDA with the consent of our lender under our credit facility, which requires us to maintain availability under the SEDA of at least $6.0 million at all times unless the bank otherwise consents.  For the period of June 19, 2009 through June 30, 2009, there were no shares issued under the SEDA.  Between the period of July 1, 2009 and August 11, 2009, we issued 8,515,479 shares to YA SPV and received approximately $3.9 million through the usage of the SEDA facility.

In June 2009, prior to entering into the SEDA, the Company and YA Global Investments, L.P. (“YA Global”), an affiliate of Yorkville Advisors, agreed to terminate the prior Standby Equity Distribution Agreement dated as of September 29, 2008 (“Former SEDA”).  For the period of January 1, 2009 through June 19, 2009, we issued 9,883,994 shares to YA Global and received approximately $3.9 million through the usage of the Former SEDA facility.  In addition, in September 2008, we paid YA Global a commitment fee of $300,000 by issuing 393,339 shares of our common stock.

A discussion of our ability to continue as a going concern can be found in Note 1 to the consolidated financial statements.

Results of Operations

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Revenue.  We reported revenue of $707,000 for the three months ended June 30, 2009 compared to no revenues for the three months ended June 30, 2008.  Revenue in 2009 was derived from a grant awarded by the DTRA of the U.S. Department of Defense.  The contract award of $3.8 million is over a two year period which began in August 2008. Since the beginning of the contract we reported revenue of approximately $1.4 million.  We estimate revenue will be in the $1.5 million to $2.0 million range in the second half of the year.

Research and development expense.  Research and development expense decreased $0.4 million to $1.3 million for the three months ended June 30, 2009.    Expenses related to cethromycin clinical trials and the compilation and FDA review of cethromycin totaled $0.1 million for the three months ended June 30, 2009 compared to $0.7 million for the same period last year.  There were no manufacturing expenses incurred in relation to process optimization activities of cethromycin for the quarter ended June 30, 2009 compared to $0.3 million in the same period in the previous year.  In conjunction with work performed under the grant awarded by DTRA, we incurred costs of $0.5 million in the quarter ended June 30, 2009.  Expenses related to the FDA’s June 2, 2009 AIDAC meeting were $0.2 million in the current quarter and were partially offset by lower salary and benefit costs of approximately $0.1 million.

General and administrative expense.  General and administrative expenses were $1.7 million for the three months ended June 30, 2009, approximately the same amount incurred in the second quarter last year.  This result reflects increased legal and other professional services of $247,000 that were offset by $91,000 of expenses incurred in a certain marketing program in the same period of the prior year, decreased facilities and other administrative costs of $66,000 and $55,000 of lower salary and benefit costs..

Interest income.  Interest income declined $75,000 to $2,000 for the three months ended June 30, 2009, resulting from a decrease of cash, which was used for the continued development and funding of cethromycin.

Interest expense.  Interest expense increased $156,000 in the three months ended June 30, 2009 as compared to the same period last year.  The increase is the result of borrowing an additional $6.0 million on our line of credit in October 2008 for the continued development and funding of cethromycin and a higher interest rate.

Other (income) expense, net.  For the three months ended June 30, 2009 we recorded a $20,000 currency transaction loss related to the procurement of commercial launch materials.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Revenue.  We reported revenue of $1.1 million for the six months ended June 30, 2009 compared to no revenues for the six months ended June 30, 2008.  Revenue in 2009 was derived from a grant awarded by the DTRA of the U.S. Department of Defense.  The contract award of $3.8 million is over a two year period which began in August 2008.

Research and development expense.  Research and development expense decreased $1.3 million to $2.2 million for the six months ended June 30, 2009.  Cethromycin clinical trial expenses for the six months ended June 30, 2009 were not material compared to $0.3 million in the same period last year.  Expenses related to compilation and FDA review of cethromycin totaled $0.2 million for the six months ended June 30, 2009 compared to $1.5 million for the same period last year.  There were no manufacturing expenses incurred in relation to process optimization activities of cethromycin for the six months ended June 30, 2009 compared to $0.5 million in the same period in the previous year.  In conjunction with work performed under the grant awarded by DTRA, we incurred costs of $0.8 million in the six months ended June 30, 2009.  Expenses related to the FDA’s June 2, 2009 AIDAC meeting were $0.2 million for the six months ended June 30, 2009 and were offset by lower salary and benefit costs.

General and administrative expense.  General and administrative expenses declined $0.2 million to $3.2 million for the six months ended June 30, 2009.  This result reflects $249,000 of costs incurred in the same period of the prior year related to a certain marketing program, lower salary and benefit costs of $144,000, decreased facilities and other administrative costs of $78,000, and reduced spending in our investor relations program of $58,000.  These reductions were partially offset by increased legal and other professional services of $334,000.

Interest income.  Interest income declined $230,000 to $3,000 for the six months ended June 30, 2009, resulting from a decrease of cash, which was used for the continued development and funding of cethromycin.

Interest expense.  Interest expense increased $304,000 in the six months ended June 30, 2009 as compared to the same period last year.  The increase is the result of borrowing an additional $6.0 million on our line of credit in October 2008 for the continued development and funding of cethromycin and a higher interest rate.

Other (income) expense, net.  For the six months ended June 30, 2009 we recorded a $20,000 currency transaction loss related to the procurement of commercial launch materials.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development and general and administrative expenses.  To date, we have not generated any revenues from the sale of products, and we do not expect to generate any such revenues in the near term, if at all.  As a result, we have incurred an accumulated deficit of $127.2 million as of June 30, 2009 and we expect to incur significant operating losses for the foreseeable future.  As of June 30, 2009 we had negative working capital of $6.0 million.  Cash and cash equivalents were $1.0 million as of June 30, 2009.  Since our inception in 1999 to August 2005, we financed our operations primarily through debt and capital contributions from our founder and controlling stockholder and borrowings under our bank line of credit.  In August 2005 we completed our initial public offering in which we raised $28.7 million, net of underwriters discount and offering costs.  Since that time, we have completed three private placements in which we raised $52.8 million, net of underwriters’ discounts and offering costs and raised additional debt financing through our $10.0 million bank line of credit.

In June 2009, we entered into a Standby Equity Distribution Agreement (“SEDA”) with YA Global Master SPV Ltd. (“YA SPV”), an affiliate of Yorkville Advisors, for the sale of up to $15.0 million of shares of our common stock over a two-year commitment period.  Under the terms of the SEDA, we may from time to time, in our discretion, sell newly-issued shares of our common stock to YA SPV at a discount to the current market price of 5%.  The amount of each advance under the SEDA is limited to the greater of $600,000 or the average trading volume for the five trading days prior the advance notice date.  We are not obligated to utilize any of the $15.0 million available under the SEDA and there are no minimum commitments or minimum use penalties, nor does the agreement prohibit the Company from entering into any other financing arrangements.  We entered into the SEDA with the consent of our lender under our credit facility, which requires us to maintain availability under the SEDA of at least $6.0 million at all times unless the bank otherwise consents.  For the period of June 19, 2009 through June 30, 2009, there were no shares issued under the SEDA.  Between the period of July 1, 2009 and August 11, 2009, we issued 8,515,479 shares to YA SPV and received approximately $3.9 million through the usage of the SEDA facility.

In June 2009, prior to entering into the SEDA, the Company and YA Global Investments, L.P. (“YA Global”), an affiliate of Yorkville Advisors, agreed to terminate the prior Standby Equity Distribution Agreement dated as of September 29, 2008 (“Former SEDA”).  For the period of January 1, 2009 through June 19, 2009, we issued 9,883,994 shares to YA Global and received approximately $3.9 million through the usage of the Former SEDA facility.  In addition, in September 2008, we paid YA Global a commitment fee of $300,000 by issuing 393,339 shares of our common stock.

In September 2001, we incurred indebtedness under a $2.0 million promissory note with the Chief Executive Officer of the Company, which bears interest at 7.75%.  Principal plus any accrued interest was due in a lump sum on January 5, 2009.    On January 5, 2009, the note was extended to January 5, 2010, all other terms remained unchanged and in effect.

We have a $10.0 million revolving line of credit with a financial institution with a maturity date of January 1, 2011, and a fixed interest rate of 8.5%.  The line of credit is secured by substantially all of our assets, except that the collateral specifically excludes any rights that we may have as a result of our license agreement with Abbott for cethromycin, and is further secured by 2.5 million shares of our common stock held by ALS Ventures, LLC.  The credit agreement contains a material adverse change clause, which is subject to the judgment of the lender and, if triggered, can accelerate the payment of the debt.  We entered into the SEDA with the consent of our lender under our credit facility, which requires us to maintain availability under the SEDA of at least $6.0 million at all times unless the bank otherwise consents.   In October 2008, we issued warrants for the purchase of 65,000 shares of common stock at an exercise price of $1.00 per share to the lender as a closing fee.  The warrants became exercisable upon issuance and will expire five years from the date of the grant.  As of June 30, 2009 the line of credit had an outstanding balance of $10.0 million.

During the six months ended June 30, 2009, cash used in operating activities totaled $4.4 million.   Net of DTRA grant award funds, approximately $1.6 million was used for the development of cethromycin and $2.8 million for general operations.  Cash provided from financing activities totaled $3.9 million during the six months ended June 30, 2009, reflecting proceeds for the sale of 9,883,994 shares to YA Global through the Former SEDA facility.

Contractual Obligations

As of June 30, 2009, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of executed research, development and license and commercialization agreements are as follows:

	Payments Due by December 31,
	2009	2010	2011	2012	2013	Total
Notes payable and bank line of credit	$—	$2,000,000	$10,000,000	$—	$—	$12,000,000
Interest	568,572	852,026	—	—	—	1,420,598
Cethromycin NDA & regulatory costs	428,965	—	—	—	—	428,965
Commercialization costs	3,160,101	1,452,646	—	—	—	4,612,747
ALS-357 clinical program	155,119	417,509	315,652	—	—	888,280
DTRA grant related costs	2,032,548	652,034	—	—	—	2,684,582
Operating leases	129,179	—	—	—	—	129,179
Capital leases	4,401	4,350	—	—	—	8,751

Total	$6,478,885	$5,378,565	$10,315,652	$—	$—	$22,173,102

The above table does not include the potential $30.0 million product based milestone payment under our license agreement with Abbott which we will owe Abbott if cethromycin is approved for marketing by the FDA.   Under the current contract terms, the $30.0 million payment would be due within 20 business days after receipt of regulatory approval.  Thereafter, we would owe Abbott an additional $2.5 million upon reaching $200.0 million in aggregate net sales of cethromycin and $5.0 million upon reaching $400.0 million in aggregate net sales.  The periods in which milestone obligations become payable, if at all, are only estimates due to uncertainties associated with the completion or achievement of the milestone.

In the first seven months of 2009, we executed contracts totaling $0.5 million related to the regulatory review of cethromycin.

In the third quarter of 2008, we signed a letter of intent with DSM to procure raw materials to be used to produce commercial quantities of cethromycin.  The lead times for acquiring these raw materials needed to be used to complete production are lengthy.  As of June 30, 2009 the cost of raw materials actually purchased was $2.8 million.  The costs of these raw materials as well as the procurement of additional raw materials are subject to changes in the Euro/US Dollar exchange rate.   As of June 30, 2009 the cost of all raw materials expected to be purchased under this agreement was $4.2 million.

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

Our commitments under operating leases consist of payments made to a related party relating to our facilities lease in Woodridge, Illinois.  The operating lease expired in September of 2008 and we are leasing the facilities on a month-to-month basis.  Lease obligations amounted to $152,000 relating to the six months ended June 30, 2009 of which $129,000 were deferred and are expected to be paid later in the year.

In August 2008, we announced that the DTRA of the DoD awarded us a two-year contract worth up to $3.8 million to further study cethromycin as a potential broad-spectrum medical countermeasure. Under the terms of the contract, $1.8 million of DTRA funds are available over a nine-month base period beginning in August 2008 and the remaining $2.0 million may be awarded over the ensuing 15 months to complete the project.  In March 2009, we received notice from the DoD that it has exercised its option to award us $2.0 million under the previously announced contract. In conjunction with the grant awarded by the DTRA, we entered into subcontractor arrangements to further study cethromycin as a potential broad-spectrum medical countermeasure.  The subcontractors’ costs are expected to be approximately $3.1 million over a two-year period which began in August 2008.

We will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all.  In order to continue our business activities during 2009, we intend to raise additional capital through the issuance of equity securities and by licensing our lead compound, cethromycin, to commercial partners.  We believe, based upon current market conditions, additional commercial partnership agreements would include a series of milestone payments, including up-front milestones that would fund our continued operations.  Although management believes we could secure additional commercial partnerships, there can be no assurances that such partnerships will be available at terms acceptable to us, if at all.   We have executed Standby Equity Distribution Agreements which allow us to sell our common stock to an accredited investor pursuant to the terms of the agreements (see Note 2 to the consolidated financial statements).  In April 2009, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) and the shelf registration was subsequently declared effective by the SEC.   The shelf registration will allow us to raise capital from time to time through the sale of common stock, preferred stock and/or equity warrants.  While the aggregate amount of the securities registered on the shelf registration statement is $35.0 million, our ability to sell securities under the shelf registration statement in any given 12-month period is subject to certain SEC volume limitations relative to our non-affiliated market cap.  If we raise additional capital by issuing equity securities, our shareholders could experience substantial dilution.  As a result of these uncertainties, there is substantial doubt about our ability to continue as a going concern.

Our future capital uses and requirements depend on numerous forward-looking factors.  These factors include, but are not limited to, the following:

•              progress in our clinical development programs and regulatory review, as well as the magnitude of these programs;

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

Research and Development

Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of our proprietary product portfolio.  All such costs are expensed as incurred.  Clinical trial costs incurred by third parties are expensed as the contracted work is performed.  We estimate both the total cost and time period of the trials and the percent completed as of that accounting date.  We believe that the estimates made as of June 30, 2009 are reflective of the actual expenses incurred as of that date.

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

We are subject to foreign currency exchange rate risk primarily due certain contract manufacturing agreements.  Our exchange loss for the six months ended June 30, 2009 was $20,000, which is included in other (income) expense, net.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of fluctuations in foreign currency exchange rates.  The fluctuation in the exchange rate between the U.S. Dollar and the Euro could affect amounts due under these contract manufacturing agreements.  A hypothetical increase in the exchange rate between the Euro and the U.S. Dollar as of June 30, 2009 of ten percent would increase total contract manufacturing costs by approximately $423,000.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes in our legal proceedings from those disclosed in our Quarterly Report on Form 10-Q filed on May 12, 2009.

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

Our independent registered public accounting firm included an explanatory paragraph in the report on our 2008 financial statements related to the uncertainty in our ability to continue as a going concern. The paragraph stated that we do not have sufficient cash on-hand or other funding available to meet our obligations and sustain our operations, which raises substantial doubt about our ability to continue as a going concern. We will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all, and may not have sufficient cash or other funding available to complete our anticipated business activities during 2009.  In order to address our working capital shortfall we intend to raise additional capital by accessing the capital markets and licensing our lead product candidate, cethromycin, to commercial partners.  There can be no assurances that we will be successful in accessing the capital markets on terms acceptable to us, if at all, or that such partnerships will be available on terms acceptable to us, if at all.

We will require additional funding to satisfy our future capital needs, and future financing strategies may adversely affect holders of our common stock.

Our operations will require significant additional funding due to the absence of any meaningful revenues in the near future.  We do not know whether additional financing will be available to us on favorable terms or at all. If we cannot raise additional funds, we may be required to reduce our capital expenditures, scale back product development or programs, reduce our workforce and license to others products or technologies that we may otherwise be able to commercialize.  To the extent we raise additional capital by issuing equity securities, our stockholders could experience substantial dilution. Any additional equity securities we issue may have rights, preferences or privileges senior to those of existing holders of stock. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

Any shares of our common stock that we sell pursuant to the SEDA will have a dilutive impact on our stockholders. The SEDA terms provide that YA SPV may promptly resell the shares we issue to them under the SEDA, and such resales could cause the market price of our common stock to decline significantly with advances under the SEDA. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to YA SPV in exchange for each dollar of the advance. Under these circumstances our existing stockholders would experience greater dilution. The sale of our common stock under the SEDA could encourage short sales by third parties, which could contribute to the further decline of our stock price.  As of the date of this quarterly report, we have issued an aggregate of 18,792,812 shares, which includes 393,339 shares issued as an initial commitment fee, to YA Global and received an aggregate of $7.8 million in proceeds through the usage of our SEDA facilities.  There can be no assurance that we will be able to obtain adequate capital funding in the future, under the SEDA or otherwise, to continue operations and implement our strategy. As a result of these uncertainties, there is substantial doubt about our ability to continue as a going concern.

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

On July 31, 2009, we received a complete response letter from the FDA regarding the NDA for cethromycin for the outpatient treatment of adults with mild-to-moderate CAP.  In its letter, the FDA indicated that they cannot approve the application for cethromycin in its current form and that, to gain approval, additional clinical data is required to demonstrate efficacy. We intend to comply with the Agency’s recommendations and continue to pursue approval of cethromycin in CAP. Though we believe that an additional well-controlled clinical study designed to demonstrate efficacy in a more severe CAP population will likely be required for the approval of cethromycin, we cannot be assured that the FDA will not require additional clinical trials.

Due to the delisting of our common stock from Nasdaq, you may have difficulty trading our securities and our securities may trade at a lower market price than they otherwise would.

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

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the Company’s annual meeting held on April 1, 2009:

Proposal 1: Election of Directors

Name	For	Withheld
Dr. Theron E. Odlaug	34,161,509	2,920,437
Dr. Terry W. Osborn	34,151,366	2,930,580
Dr. Israel Rubinstein	34,154,706	2,927,240

Proposal 2: Ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2009

For	Against	Abstain
36,517,156	382,668	182,124

Proposal 3: Authorization to amend the Company’s articles of incorporation to increase the number of authorized shares from 65,000,000 to 125,000,000 including an increase in the number of Authorized Shares of common stock from 60,000,000 to 120,000,000.

For	Against	Abstain
34,072,790	2,964,027	45,129

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Number		Description

3.1		Second Amended and Restated Certificate of Incorporation of Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-3 as exhibit 4.1 on April 8, 2009)

4.1		Standby Equity Distribution Agreement, dated June 19, 2009, by and between the Company and YA Global Master SPV Ltd. (as filed in our current report on Form 8-K as exhibit 4.1 on June 19, 2009)

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Life Sciences Holdings, Inc.

	By:	/s/ Michael T. Flavin, Ph.D.

Michael T. Flavin, Ph.D.
Chairman of the Board
and Chief Executive Officer

	By:	/s/ John L. Flavin

John L. Flavin
President and
Chief Financial Officer

Dated: August 11, 2009

EXHIBIT INDEX

Number		Description

3.1		Second Amended and Restated Certificate of Incorporation of Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-3 as exhibit 4.1 on April 8, 2009)

4.1		Standby Equity Distribution Agreement, dated June 19, 2009, by and between the Company and YA Global Master SPV Ltd. (as filed in our current report on Form 8-K as exhibit 4.1 on June 19, 2009)

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.