Form 10-Q
period 2009-09-30
Advanced Life Sciences Holdings, Inc.
filed 2009-11-10
CIK 1322734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2009

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

As of November 5, 2009, the registrant had 78,115,944 shares of common stock, $0.01 par value per share, outstanding.

ADVANCED LIFE SCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTITY)
INDEX

Form 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)
Item 1.	Consolidated Financial Statements:
Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008
Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and for the period from inception (January 1, 1999) through September 30, 2009
Consolidated Statements of Total Equity (Deficit) for period from inception (January 1, 1999) through September 30, 2009
Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and for the period from inception (January 1, 1999) through September 30, 2009
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
Exhibit Index

PART I — FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,161,612	$1,527,108
Grant receivable	334,885	63,444
Prepaid insurance	100,371	227,313
Prepaid clinical trial expenses	—	—
Other prepaid expenses and deposits	114,045	143,808

Total current assets	4,710,913	1,961,673

PROPERTY AND EQUIPMENT:
Furniture and fixtures	244,072	244,072
Laboratory equipment	—	159,186
Computer software and equipment	258,786	258,786
Leasehold improvements	177,253	505,804

Total property and equipment–at cost	680,111	1,167,848
Less accumulated depreciation	(612,042)	(760,329)

Property and equipment–net	68,069	407,519

OTHER ASSETS:
Commercial launch materials	2,760,936	—
Deferred offering and financing costs	16,957	450,861
Other long-term assets	25,000	—

Total other assets	2,802,893	450,861

TOTAL ASSETS	$7,581,875	$2,820,053

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,721,745	$1,379,941
Accrued clinical trial and NDA expenses	80,053	458,260
Accrued payroll	873,039	506,537
Other accrued expenses	685,470	352,466
Accrued interest payable	97,771	72,572
Short-term lease payable	6,595	8,468
Short-term notes payable - related party	2,000,000	—

Total current liabilities	5,464,673	2,778,244

Long-term lease payable	—	4,350
Long-term grant payable	500,000	500,000
Long-term notes payable - related party	—	2,000,000
Line of credit	10,000,000	9,915,000

Total liabilities	15,964,673	15,197,594

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.01 par value–120,000,000 shares authorized; 75,969,683 issued and outstanding at September 30, 2009; 40,810,932 shares issued and outstanding at December 31, 2008	759,697	408,109
Additional paid-in capital	120,955,240	109,601,807
Deficit accumulated during the development stage	(130,097,735)	(122,387,457)
Noncontrolling interest in subsidiary	—	—

Total equity (deficit)	(8,382,798)	(12,377,541)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$7,581,875	$2,820,053

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Period From
					Inception
					(January 1, 1999)
	Three months ended September 30,		Nine months ended September 30,		Through
	2009	2008	2009	2008	September 30, 2009
Revenue:
Management fees	$—	$—	$—	$—	$1,161,180
Grants	616,940	32,006	1,735,239	32,006	3,011,640
Royalty–related party	—	—	—	—	45,238

Total revenue	616,940	32,006	1,735,239	32,006	4,218,058

Expenses:
Research and development	916,241	11,240,032	3,160,061	14,798,173	93,740,462
Contracted research and development–related party	—	—	—	—	7,980,299
Selling, general and administrative	2,201,684	1,828,607	5,401,142	5,237,579	32,449,779

Total expenses	3,117,925	13,068,639	8,561,203	20,035,752	134,170,540

Loss from operations	(2,500,985)	(13,036,633)	(6,825,964)	(20,003,746)	(129,952,482)

Net other (income) expense:
Interest income	(5,865)	(51,244)	(9,336)	(284,330)	(2,958,198)
Interest expense	263,272	103,277	774,201	310,296	3,923,054
Other (income) expense, net	99,854	—	119,449	—	119,449
Gain on sale of interest in Sarawak Medichem Pharmaceuticals joint venture	—	—	—	—	(939,052)

Net other (income) expense	357,261	52,033	884,314	25,966	145,253

Net loss	(2,858,246)	(13,088,666)	(7,710,278)	(20,029,712)	(130,097,735)

Less net loss attributable to the noncontrolling interest in subsidiary	—	—	—	—	—

Net loss attributable to Advanced Life Sciences Holdings, Inc.	(2,858,246)	(13,088,666)	(7,710,278)	(20,029,712)	(130,097,735)

Less accumulated preferred stock dividends of subsidiary for the period	43,750	43,750	131,250	131,250	1,801,042

Net loss available to common shareholders	$(2,901,996)	$(13,132,416)	$(7,841,528)	$(20,160,962)	$(131,898,777)

Net loss per share available to common shareholders - basic and diluted	$(0.05)	$(0.34)	$(0.15)	$(0.52)

Weighted average shares outstanding - basic and diluted	62,715,539	38,568,464	50,601,036	38,524,972

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Noncontrolling
	Common Stock		Paid-in	Development	Interest
	Shares	Amount	Capital	Stage	in Subsidiary	Total

BALANCE–January 1, 1999 (inception)	—	$—	$—	$—	$—	$—

Issuance of stock (at inception)	1,588,000	250,000	—	—	—	250,000
Issuance of common stock, net of offering costs (August 2005)	6,721,814	67,218	29,210,558	—	—	29,277,776
Issuance of common stock, net of offering costs (March 2006)	10,233,464	102,335	33,266,653	—	—	33,368,988
Issuance of common stock, net of offering costs (December 2007)	10,191,083	101,911	17,700,186	—	—	17,802,097
Issuance of common stock, net of offering costs (September 2008)	1,888,606	18,886	1,634,193	—	—	1,653,079

Exchange of shares under recapitalization (December 2004)	(1,629,685)	(256,563)	—	—	—	(256,563)
Issuance of shares under recapitalization (December 2004)	9,482,015	94,820	161,743	—	—	256,563
Capital contributions (December 2004)	—	—	12,711,330	—	—	12,711,330
Issuance of 14,887 warrants (December 2004)	—	—	11,898	—	—	11,898
Issuance of common stock in exchange for licenses (December 2004)	1,122,569	11,226	8,988,774	—	—	9,000,000
Issuance of common stock in exchange for reduction of milestones payable (August 2005)	600,000	6,000	3,000,000	—	—	3,006,000
Modification of 14,887 warrants (August 2005)	—	—	18,925	—	—	18,925
Issuance of common stock as payment for commitment fees (September 2008)	393,339	3,933	296,067	—	—	300,000
Issuance of 65,000 warrants (October 2008)	—	—	7,445	—	—	7,445

Issuance of stock related to option exercises (since inception)	219,727	8,343	31,014	—	—	39,357

Compensation expense related to stock options (since inception)	—	—	2,563,021	—	—	2,563,021

Net loss (since inception)	—	—	—	(122,387,457)	—	(122,387,457)

BALANCE–December 31, 2008	40,810,932	408,109	109,601,807	(122,387,457)	—	(12,377,541)

Issuance of common stock under standby equity distribution agreements, net of offering costs	35,154,293	351,543	10,816,491	—	—	11,168,034
Issuance of stock related to option exercises	4,458	45	703	—	—	748
Compensation expense related to stock options	—	—	536,239	—	—	536,239

Net loss	—	—	—	(7,710,278)	—	(7,710,278)

BALANCE–September 30, 2009	75,969,683	$759,697	$120,955,240	$(130,097,735)	$—	$(8,382,798)

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Inception
			(January 1, 1999)
	Nine months ended September 30,		Through
	2009	2008	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,710,278)	$(20,029,712)	$(130,097,735)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	94,792	175,219	936,362
Non-cash interest expense	10,474	3,750	119,347
Stock compensation expense	536,239	646,016	3,099,260
Non-cash research and development	—	—	24,466,667
Non-cash settlement of milestone payment	—	—	6,000
Gain on sale of interest in Sarawak Medichem Pharmaceuticals (SMP)	—	—	(939,052)
Loss on disposal	244,659	—	257,988
Changes in operating assets and liabilities:
Clinical supplies	—	—	533,333
Accounts receivable	(271,441)	(32,006)	(334,885)
Prepaid expenses	156,705	776,783	(222,964)
Other assets	(2,785,934)	—	(2,777,386)
Accounts payable	500,511	(2,412,611)	1,721,745
Accrued expenses	346,300	(964,451)	1,638,563
Accrued milestone payable	—	10,000,000	—
Licenses payable	—	—	(11,000,000)
Accrued interest on debt	25,199	(2,365)	675,834

Net cash flows from operating activities	(8,852,774)	(11,839,377)	(111,916,923)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,466)	(346,687)	(1,098,167)
Proceeds from the sale of SMP	—	—	939,052
Proceeds from the sales of investments	—	—	31,557,158
Purchase of investments	—	—	(31,557,158)

Net cash flows from investing activities	(5,466)	(346,687)	(159,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	11,449,259	1,664,713	100,822,549
Proceeds from issuance of note payable and line of credit	85,000	—	15,103,691
Proceeds from grants	—	—	500,000
Proceeds from stock options exercised	747	3,297	40,104
Payments of deferred offering and financing fees	(36,039)	(35,000)	(71,039)
Payments on capital leases	(6,223)	(5,340)	(157,655)

Net cash flows from financing activities	11,492,744	1,627,670	116,237,650

NET (DECREASE) INCREASE IN CASH	2,634,504	(10,558,394)	4,161,612

CASH–Beginning of period	1,527,108	18,324,991	—

CASH–End of period	$4,161,612	$7,766,597	$4,161,612

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$661,116	$318,910	$3,051,757

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Noncash investment activity:
Purchase of property and equipment under capital leases	—	—	164,249
Capital expenses included in accounts payable	—	6,494	—
Noncash financing activity:
Issuance of common shares for licenses	—	—	9,000,000
Issuance of common shares for reduction of milestone payment	—	—	3,000,000
Unpaid costs associated with the issuance of common stock	—	34,175	—
Debt discount	—	—	30,823
Deferred offering and financing costs	—	330,000	337,445

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

1.      Summary of Significant Accounting Policies

Nature of Business- Advanced Life Sciences Holdings, Inc. and its subsidiary Advanced Life Sciences, Inc. (together, the “Company”) conduct new drug research and development in the fields of infectious disease, oncology and respiratory disease.  Since inception, the Company has devoted substantially all of its efforts to activities such as financial planning, capital raising and product development, and has not derived significant revenues from its primary business activity.  Accordingly, the Company is in the development stage, as defined by the Generally Accepted Accounting Principles (“GAAP”) for Development Stage Enterprises.

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

The Company will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all.  The Company believes it will have cash and cash equivalents sufficient to fund its existing and anticipated development commitments, indebtedness and general operating expenses through the first quarter of 2010.  The Company may not have sufficient cash or other funding available to complete its anticipated business activities for the remainder of 2010.  In order to address its working capital shortfall the Company intends to raise additional capital through the issuance of equity securities and by licensing its lead compound, cethromycin, to additional commercial partners.  The Company believes, based upon current market conditions, additional commercial partnership agreements would include a series of milestone payments, including up-front milestones that would fund the Company’s continued operations.  Although management believes the Company could secure additional commercial partnerships, there can be no assurances that such partnerships will be available at terms acceptable to the Company, if at all.

The Company received a notice on April 28, 2009 from the Nasdaq Listing Qualifications Panel (the “Panel”) that the Panel has determined to delist the Company’s common stock from The Nasdaq Capital Market.  The Panel’s decision was based on the Company’s inability to evidence compliance with the $2.5 million shareholders’ equity requirement or the $35.0 million market value of listed securities requirement of the Nasdaq Capital Market.  The Company’s common stock on The Nasdaq Capital Market was suspended at the open of trading on May 5, 2009.   The Company’s common stock began trading on the OTC Bulletin Board (“OTCBB”) on May 6, 2009.  Trading on the OTCBB still allows the Company to sell shares of common stock under its SEDA facility (see Note 2). On August 20, 2009, the Nasdaq Stock Market filed a Form 25 with the Securities and Exchange Commission to complete the delisting.

The accompanying financial statements do not include any adjustments that might result from the outcome of any uncertainties discussed in the Company’s Business and Credit Risks summary.

2.                                      Private Placements

In June 2009, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with YA Global Master SPV Ltd. (“YA SPV”), an affiliate of Yorkville Advisors, for the sale of up to $15.0 million of shares of the Company’s common stock over a two-year commitment period.  Under the terms of the SEDA, the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to YA SPV at a discount to the current market price of 5%.  The amount of each advance under the SEDA is limited to the greater of $600,000 or the average trading volume for the five trading days prior to the advance notice date.  The Company is not obligated to utilize any of the $15.0 million available under the SEDA and there are no minimum commitments or minimum use penalties, nor does the agreement prohibit the Company from entering into any other financing arrangements.  The Company entered into the SEDA with the consent of its lender under the Company’s credit facility, which requires the Company to maintain availability under the SEDA of at least $6.0 million at all times unless the bank otherwise consents.  From the inception of the SEDA through September 30, 2009, the Company issued 25,270,299 shares to YA SPV and received proceeds of approximately $7.7 million.  In addition, between the period of October 1, 2009 and November 10, 2009, the Company raised $0.5 million and issued 2,086,550 shares through the usage of the SEDA facility.  As of November 10, 2009 the Company has the ability to sell approximately $0.9 million of additional shares of its common stock under the SEDA without consent from its lender under the Company’s credit facility.

In June 2009, prior to entering into the SEDA, the Company and YA Global Investments, L.P. (“YA Global”), an affiliate of Yorkville Advisors, agreed to terminate the prior Standby Equity Distribution Agreement dated as of September 29, 2008 (“Former SEDA”).  For the period of January 1, 2009 through the end of the Former SEDA, the Company issued 9,883,994 shares to YA Global and received approximately $3.9 million.  In addition, in September 2008, the Company paid YA Global a commitment fee of $300,000 by issuing 393,339 shares of the Company’s common stock.

3.     Related Party Transactions

The Company’s Chief Executive Officer, Michael T. Flavin Ph.D., loaned $2.0 million to the Company in 2001 (see Note 4).  Interest expense of approximately $119,000 and $116,000 was recorded related to the loan for the nine months ended September 30, 2009 and 2008, respectively.

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

The Company leases facilities from the BioStart Property Group (“BioStart”), a wholly-owned subsidiary of Flavin Ventures, which is owned by the Company’s Chief Executive Officer.  The operating lease expired in September of 2008 and pursuant to the terms of the lease and pending agreement on a lease renewal, the Company leased the facilities on a month-to-month basis.  In October 2009, the Company renewed its lease with BioStart. Because of the ownership interest in BioStart held by Flavin Ventures, the Company’s audit committee, acting on behalf of the board, has overseen all lease negotiations on behalf of the Company and the board has approved the final terms of the Company’s lease renewal.   The lease, which commenced on October 1, 2009, is for a term of three years and provides the Company with 9,440 square feet of space at a rental rate of $10.50 per square foot.  This rate is comparable with surrounding prices for office space.  The rental rate increases by 2.5% for the second year and by 3.0% in the final year of the lease term. The lease has a provision allowing the Company to negotiate an amendment to lease additional laboratory and office space should the need arise. In addition, the Company and BioStart agreed to defer the Company’s lease payments pending their final agreement on a lease renewal. Upon agreement of the lease renewal, the Company made a payment of $197,000 to BioStart related to the deferred lease payments.  Lease payments totaled approximately $197,000 and $216,000 for the nine months ended September 30, 2009 and 2008, respectively.

In connection with its lease renewal with BioStart, the Company discontinued the rental of the laboratory and certain office space.  In the three months ended September 30, 2009, the Company recorded a non-cash charge of approximately $234,000 to expense capitalized leasehold improvements related to the space no longer leased.

4.   Debt Obligations

In September 2001, the Company incurred indebtedness under a $2.0 million promissory note with the Chief Executive Officer of the Company, which bears interest at 7.75%.  Principal plus any accrued interest was due in a lump sum on January 5, 2009.  On January 5, 2009, the note was extended to January 5, 2010, all other terms remained unchanged and in effect.  Interest expense of $119,000 was recorded for the nine months ended September 30, 2009.  Interest payments of $106,000 which had been deferred were paid in October 2009.  As of September 30, 2009 and December 31, 2008, the Company had $2.0 million outstanding under the note.

The Company has a $10.0 million revolving line of credit with a financial institution with a maturity date of January 1, 2011, and a fixed interest rate of 8.5%.  The line of credit is secured by substantially all of the Company’s assets, except that the collateral specifically excludes any rights that the Company may have as a result of its license agreement with Abbott for cethromycin, and is further secured by 2.5 million shares of the Company’s common stock held by ALS Ventures, LLC.  The credit agreement contains a material adverse change clause, which is subject to the judgment of the lender and, if triggered, can accelerate the payment of the debt.  The Company entered into the SEDA with the consent of its lender under the Company’s credit facility, which requires the Company to maintain availability under the SEDA of at least $6.0 million at all times unless the bank otherwise consents.  In October 2008, the Company issued to the lender as a closing fee warrants for the purchase of 65,000 shares of its common stock at an exercise price of $1.00 per share.  The warrants became exercisable upon issuance and will expire five years from the date of the grant.  As of September 30, 2009 and December 31, 2008, the Company had outstanding under the note $10.0 million and $9.9 million, respectively.

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

6.      Commitments

Vendor Contracts- The Company administers its cethromycin program largely under contracts with third parties.  Through September 30, 2009, contracts totaling $46.9 million have been executed related to the cethromycin program, which includes the development, commercialization, regulatory review and pre-launch activities associated with cethromycin as well as anthrax-related studies.  To date the Company has paid $45.4 million under these contracts and the remaining balance of $1.5 million is expected to be substantially paid by the end of the year.  Subcontractor arrangements in connection with the DTRA award grant are expected to be approximately $3.1 million over a two-year period which began in August 2008.  Through September 30, 2009 the Company has paid $0.9 million related to these agreements.  In addition, to date the Company has executed $1.2 million in contracts related to the ALS-357 program.  Through September 30, 2009 the Company has paid $0.3 million related to these contracts and the remaining balance of $0.9 million would be paid over the life of the program which the Company estimates to be two to three years.  The commencement of clinical trials to study ALS-357 as a topical treatment for patients with metastatic melanoma may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial.

Grant Payable- In April 2005, the Company was awarded a $500,000 grant from the State of Illinois to fund expansion of its corporate headquarters in Woodridge, Illinois.  Under the terms of the grant, the Company is to create 100 full-time jobs at its corporate headquarters between January 31, 2005 and December 31, 2010 (“grant period”).  If the Company does not create the specified number of full-time jobs, it is required to repay the grant proceeds on a pro-rata basis of actual jobs created compared to the total defined in the grant.  The entire grant has been spent and therefore the $500,000 has been classified as a long-term liability as the Company must create and maintain positions created during the grant period through December 31, 2010.    Through September 30, 2009, four new jobs have been created and retained since the grant was awarded.

7.      Stock Option Grants

For the nine months ended September 30, 2009 and 2008, the Company granted stock options to purchase up to 673,200 and 713,800 shares of common stock, respectively, to certain employees and directors.  The exercise price of the options was the market price of the Company’s common stock on the date of grant.  The Company recognized compensation expense totaling approximately $536,000 and $646,000 for the nine months ended September 30, 2009 and 2008, related to such grants.

8.     Net Loss Per Share

Basic loss per share is computed by dividing net loss by the number of weighted average common shares outstanding during the reporting period.  Diluted loss per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.  The computation of diluted shares outstanding for the periods ended September 30, 2009 and 2008 excludes incremental shares of 13,850,870 and 12,643,993 respectively, related to outstanding employee stock options and warrants.  These shares are excluded due to their anti-dilutive effect as a result of the Company’s net losses for the periods ended September 30, 2009 and 2008.

9.      Litigation

As previously disclosed in a Form 8-K filed with the SEC on March 30, 2009, Advanced Life Sciences Holdings, Inc. (“ADLS”) alleged in a notice of dispute delivered to Abbott Laboratories that Abbott had breached its obligations under the

License Agreement for cethromycin entered into between the ADLS and Abbott on December 13, 2004 (as amended, the “License Agreement”).  Subsequent to delivering the notice of dispute, ADLS initiated arbitration proceedings against Abbott under the alternative dispute resolution provisions of the License Agreement.

On September 30, 2009, prior to the completion of arbitration proceedings, ADLS and Abbott entered into a binding term sheet in settlement of the dispute.  The binding term sheet provides for certain amendments to the License Agreement, summarized as follows:

•                      Section 6.2(a)(i) of the License Agreement was amended to reduce the royalty due from ADLS to Abbott by two (2) percentage points in each tier, such that ADLS would owe Abbott 15% on net sales of $200.0 million and above; 16% on net sales of $100.0 million to $200.0 million and; 17% on net sales of cethromycin of up to $100.0 million.

•                      Section 6.1 of the License Agreement was amended to restructure the $30.0 million lump sum milestone payment due from ADLS to Abbott upon U.S. regulatory approval of cethromycin, such that $20.0 million is payable within twenty days of U.S. regulatory approval, $5.0 million is payable within 6 months of U.S. regulatory approval and $5.0 million is payable within 12 months of U.S. regulatory approval.

The binding term sheet was entered into without any admission of liability by either party and provides for the mutual release of any existing claims that the parties may have against one another in connection with the License Agreement.

10.   Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of GAAP” which will become the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. The provisions are included in ASC subtopic 105 and are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The principal effect of this guidance is a change in the referencing of accounting standards and pronouncements from FASB Statements, FASB Interpretations, EITF Abstracts and other sources of official accounting standards to the new codified standards. The adoption of the provisions did not have a material impact on the Company’s statements of financial position, results of operations and cash flows.

In May, 2009, the FASB issued guidance related to subsequent events, which is included in ASC subtopic 855, “Subsequent Events.” The provisions require Company management to evaluate events or transactions occurring subsequent to the balance sheet date but prior to the issuance of the financial statements for potential recognition or disclosure in the financial statements and to disclose the results of management’s findings in the financial statements.  In addition, the provisions identify the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures of such events. This statement is effective for interim or annual periods ending after June 15, 2009. The adoption of the provisions did not have a material impact on the Company’s statements of financial position, results of operations and cash flows. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 10, 2009.

In April 2009, the FASB issued additional disclosure requirements related to fair values, which are included in ASC subtopic 820,  “Interim Disclosures about Fair Value of Financial Instruments.”. The provisions require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The required disclosures were effective for interim reporting periods ending after June 15, 2009. The adoption of the provisions did not have a material impact on the Company’s statements of financial position, results of operations and cash flows.

In December 2007, the FASB issued new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements, which are included in ASC subtopic 810, “Noncontrolling Interests in Consolidated Financial Statements”.  This guidance changes the accounting and reporting for minority interests, which includes retrospective adjustments to recharacterize noncontrolling interests and classification as a component of equity.  The new guidance was effective beginning the first fiscal quarter of 2009.  The adoption of this guidance did not have a material impact on the Company’s statements of financial position, results of operations and cash flows.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs in the areas of infectious disease, oncology and respiratory disease. Using our internal discovery capabilities and our network of pharmaceutical and academic partners, we have assembled a promising pipeline of clinical and preclinical product candidates.  Our most advanced product candidate, cethromycin, is a novel once-a-day oral antibiotic that completed two pivotal Phase III clinical trials in community acquired pneumonia (“CAP”).  We have an exclusive worldwide license (excluding Japan) from Abbott Laboratories to develop and commercialize cethromycin. Cethromycin is also being developed as a bio-defense agent for use in the treatment of anthrax and other potential broad-spectrum medical countermeasures.  We also have product candidates in earlier stages of development for the treatment of indications including respiratory distress caused by inflammation-related tissue damage and malignant melanoma.

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

Development Update — Cethromycin CAP Program

On July 31, 2009 we received a complete response letter from the FDA regarding cethromycin New Drug Application (“NDA”) for the outpatient treatment of adults with mild-to-moderate CAP.  In its letter, the FDA indicated that they cannot approve the application for cethromycin in its current form and that, to gain approval, additional clinical data is required to demonstrate efficacy. We submitted the NDA in September, 2008 based on the results of 53 clinical studies including 2 pivotal Phase 3 studies in CAP and a safety database of over 5,000 patients.

On June 2, 2009, the FDA Anti-Infective Drugs Advisory Committee (“AIDAC”) reviewed the cethromycin NDA. The AIDAC voted that cethromycin demonstrated safety for the outpatient treatment of adults with mild-to-moderate CAP, but voted that cethromycin did not demonstrate efficacy in the treatment of CAP. The committee’s negative vote on the drug candidate’s efficacy followed a discussion that the cethromycin NDA included data on patients with mild-to-moderate disease and that the new draft guidance for developing treatments for CAP, released in March, 2009, requires the enrollment of more severe CAP patients for approval in the outpatient CAP indication. Our pivotal Phase 3 program included in the NDA was designed and conducted under prior FDA guidance and before the new draft guidance was released.

We are engaged in ongoing discussions with the FDA to identify the scope and protocol design for the additional clinical data that would be required to satisfy the FDA’s request for additional efficacy information and to complete the CAP clinical development program for successful approval in the future. We are working closely with the FDA to identify the scope and protocol design for the additional clinical data needed under a Special Protocol Assessment.  We are working collaboratively on these clinical plans with Wyeth Pharmaceuticals (“Wyeth”), our development and commercialization partner in the Asia Pacific region (excluding Japan). In parallel, we will continue to advance cethromycin as a biodefense agent against anthrax, plague and tularemia.

If cethromycin is approved for marketing by the FDA, we plan to sell cethromycin using commercial partners to access the primary care physician market and to build and utilize a focused internal sales force that will market directly to early adopters such as, but not limited to, pulmonary medicine and infectious disease physicians.  In September 2008, we entered into a development and commercialization agreement for cethromycin with Wyeth, in the Asia Pacific region (excluding Japan). We will retain exclusive rights to cethromycin in the rest of the world (excluding Japan), including North America and Europe.  In addition to future royalty payments, we would receive milestone and regulatory payments based on successful achievement of clinical, regulatory and commercial objectives in specific markets. We will collaborate with Wyeth to develop additional clinical data in the Asia Pacific region to support regulatory filings in that region.   Discussions with other potential commercial partners focused on other geographical markets such as the European Union and the United States are ongoing.

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

Development Update — Cethromycin Biodefense Program

In September 2009, we announced positive top-line results from a pivotal, non-human primate study involving cethromycin demonstrating statistical significance at a 90% survival rate against an inhaled lethal dose of plague. The study tested cethromycin’s protective efficacy at various doses up to 64 mg/kg, where nine out of ten animals in the study that received a 14-day course of cethromycin initiated within 24 hours after exposure to a lethal dose of plague survived while only one out of ten of the animals that received placebo survived.  In weaponized form, plague could be engineered to resist antibiotic intervention and to be widely spread through human transmission. Yersinia pestis, the causative agent of plague, is classified by the Centers for Disease Control as a Category A Bioterrorism Agent and is prioritized by the Department of Defense (“DoD”) and Department of Health and Human Services (“HHS”) as one of the most serious biological weapons, along with anthrax and tularemia.  Unlike anthrax, there is no FDA-approved vaccine available to protect against plague, and the only antibiotic treatments currently available for improving survival in the event of a plague outbreak are older agents, such as tetracycline and doxycycline.

In September 2009, the FDA granted Orphan Drug Designation to cethromycin for the prophylactic treatment of plague and tularemia. Both tularemia and plague are classified by the Centers for Disease Control as Category A Bioterrorism Agents, which is the highest priority classification. High-priority agents include organisms that pose a risk to national security because they can be easily disseminated or transmitted, result in high mortality rates and have the potential for major public health impact, might cause public panic and social disruption, and require special action for public health preparedness.

In August 2009, we announced positive results from an animal study involving cethromycin that was conducted to measure cethromycin’s therapeutic efficacy in treating inhalation anthrax after symptoms of infection had developed. The results of the placebo-controlled non-human primate study showed that a 14-day course of cethromycin achieved up to a 60% survival rate when administered after animals demonstrated clinical symptoms of anthrax infection as a result of an inhaled dose of aerosolized anthrax spores that was 200 times the median lethal dose of anthrax. None of the animals that received placebo survived. Due to the extreme lethality of anthrax infection once symptoms appear, cethromycin’s ability to achieve a 60% survival rate is clinically and statistically significant. The study was supported by the National Institute of Allergy and Infectious Diseases (“NIAID”), an institute of the National Institutes of Health (“NIH”), which is a component of the HHS.  The results of this pivotal study complement previously reported (see below) efficacy results from two non-human primate studies showing that cethromycin is highly effective in protecting animals from death after being infected with inhalation anthrax (post-exposure prophylaxis before the onset of symptoms).

We are developing cethromycin for the post-exposure prophylactic treatment of inhalation anthrax to help protect against human infection from anthrax.  In June 2009, we announced that a second non-human primate study involving cethromycin, showed that a 14-day course of cethromycin achieved a 100% survival rate against an inhaled lethal dose of anthrax. All of the animals in the study that received 16 mg/kg once-a-day (the human equivalent dose of 300 mg) of cethromycin within 24 hours after exposure to anthrax survived while none of the animals that received placebo survived. The study was also supported by the NIAID.

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

In August 2008, we announced that the Defense Threat Reduction Agency (“DTRA”) of the DoD awarded us a two-year contract worth up to $3.8 million to further study cethromycin as a potential broad-spectrum medical countermeasure. The contract, part of the agency’s Transformational Medical Technologies Initiative (“TMTI”), will fund NDA-enabling studies evaluating cethromycin’s efficacy in combating Category A and B bioterror agents such as Fransicella tularensis (tularemia), Yersinia pestis (plague) and Burkholderia pseudomallei (melioidosis).

We expect additional key data to be available and reported from our pivotal animal studies in plague and tularemia by the end of 2009. If these studies continue to confirm the product profile of cethromycin as a potent broad spectrum medical countermeasure for biodefense, we plan to meet with the FDA to finalize the biodefense regulatory plan for cethromycin, with the goal of submitting an NDA amendment seeking marketing approval for the biodefense indications of anthrax, tularemia, and plague in the first part of 2010.

Financial Update

Since our inception, we have incurred net losses each year. Our net loss for the nine months ended September 30, 2009 was $7.7 million.  As of September 30, 2009, we had an accumulated deficit of $130.1 million. We have funded operations to date primarily from debt financings and capital contributions from our founder and Chief Executive Officer, proceeds from the initial public offering of our common stock, the subsequent sale of our common stock in three private placements, including our commercial partnership agreement with Wyeth and borrowings under our bank line of credit.  In addition, we executed Standby Equity Distribution Agreements which allow us to sell our common stock to an accredited investor pursuant to the terms of the agreements (see below).

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

We received a notice on April 28, 2009 from the Nasdaq Listing Qualifications Panel (the “Panel”) that the Panel has determined to delist our common stock from The Nasdaq Capital.  The Panel’s decision was based on our inability to evidence compliance with the $2.5 million shareholders’ equity requirement or the $35.0 million market value of listed securities requirement of the Nasdaq Capital Market.  The trading of our common stock on The Nasdaq Capital Market was suspended at the open of trading on May 5, 2009.  Our common stock began trading on the OTC Bulletin Board (“OTCBB”) on May 6, 2009.  Trading on the OTCBB still allows us to sell shares of common stock under our SEDA facility.  On August 20, 2009, the Nasdaq Stock Market filed a Form 25 with the Securities and Exchange Commission to complete the delisting.

In June 2009, we entered into a Standby Equity Distribution Agreement (“SEDA”) with YA Global Master SPV Ltd. (“YA SPV”), an affiliate of Yorkville Advisors, for the sale of up to $15.0 million of shares of our common stock over a two-year commitment period.  Under the terms of the SEDA, we may from time to time, in our discretion, sell newly-issued shares of our common stock to YA SPV at a discount to the current market price of 5%.  The amount of each advance under the SEDA is limited to the greater of $600,000 or the average trading volume for the five trading days prior to the advance notice date.  We are not obligated to utilize any of the $15.0 million available under the SEDA and there are no minimum commitments or minimum use penalties, nor does the agreement prohibit the Company from entering into any other financing arrangements.  We entered into the SEDA with the consent of our lender under our credit facility, which requires us to maintain availability under the SEDA of at least $6.0 million at all times unless the bank otherwise consents. From the inception of the SEDA through September 30, 2009, we issued 25,270,299 shares to YA SPV and received proceeds of approximately $7.7 million.  In addition, between the period of October 1, 2009 and November 10, 2009, we raised $0.5 million and issued 2,086,550 shares through the usage of the SEDA facility.  As of November 10, 2009 the Company has the ability to sell approximately $0.9 million of additional shares of its common stock under the SEDA without consent from its lender under the Company’s credit facility.

In June 2009, prior to entering into the SEDA, the Company and YA Global Investments, L.P. (“YA Global”), an affiliate of Yorkville Advisors, agreed to terminate the prior Standby Equity Distribution Agreement dated as of September 29, 2008 (“Former SEDA”).  For the period of January 1, 2009 through the end of the Former SEDA, we issued 9,883,994 shares to YA Global and received approximately $3.9 million.  In addition, in September 2008, we paid YA Global a commitment fee of $300,000 by issuing 393,339 shares of our common stock.

A discussion of our ability to continue as a going concern can be found in Note 1 to the consolidated financial statements.

Results of Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Revenue.  We reported revenue of $617,000 for the three months ended September 30, 2009 compared to $32,000 for the three months ended September 30, 2008.  Revenue was derived from a grant awarded by the DTRA of the U.S. Department of Defense.  The contract award of $3.8 million is over a two year period which began in August 2008.  Since the beginning of the contract we reported revenue of approximately $1.8 million.  We estimate revenue will be in the $0.8 million to $1.2 million range in the fourth quarter of the year.

Research and development expense.  Research and development expense decreased $10.3 million to $0.9 million for the three months ended September 30, 2009.    Included in the prior year amount is a $10.0 million milestone expense incurred under our license agreement for cethromycin with Abbott.  The milestone was triggered upon submission of the cethromycin NDA to the FDA, which occurred on September 30, 2008.  Additionally, expenses related to the compilation and FDA review of cethromycin totaled $0.6 million for the three months ended September 30, 2008.  In conjunction with work performed under the grant awarded by DTRA, costs incurred increased $0.5 million in the quarter ended September 30, 2009 and were partially offset by lower salary and benefit costs of approximately $0.2 million.

General and administrative expense.  General and administrative expenses were $2.2 million for the three months ended September 30, 2009, an increase of $0.4 million compared to the third quarter last year.  This result reflects increased legal and other professional services expenses of $0.3 million, a non-cash charge of $0.2 million to expense capitalized leasehold improvements which will no longer be used in our operations, and higher salary and benefit costs of $0.2 million.  These increases were partially offset by $0.3 million of expenses incurred in a marketing program in the same period of the prior year.

Interest income.  Interest income declined $45,000 to $6,000 for the three months ended September 30, 2009, resulting from a decrease of cash, which was used for the continued development and funding of cethromycin.

Interest expense.    Interest expense increased $160,000 in the three months ended September 30, 2009 as compared to the same period last year.  The increase is the result of borrowing an additional $6.0 million on our line of credit in October 2008 for the continued development and funding of cethromycin and a higher interest rate.

Other (income) expense, net.    For the three months ended September 30, 2009 we recorded a $100,000 currency transaction loss related to the procurement of commercial launch materials.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Revenue.  We reported revenue of $1.7 million for the nine months ended September 30, 2009 compared to $32,000 for the nine months ended September 30, 2008.  Revenue was derived from a grant awarded by the DTRA of the U.S. Department of Defense.  The contract award of $3.8 million is over a two year period which began in August 2008.

Research and development expense.  Research and development expense decreased $11.6 million to $3.2 million for the nine months ended September 30, 2009.  As previously mentioned, included in the prior year amount is a $10.0 million milestone expense incurred under our license agreement for cethromycin with Abbott.  The milestone was triggered upon submission of the cethromycin NDA to the FDA, which occurred on September 30, 2008.  In addition, for the nine months ended September 30, 2008, we incurred cethromycin clinical trial expenses of $0.3 million and manufacturing expenses in relation to process optimization activities of $0.6 million.  Expenses related to the compilation and FDA review of cethromycin totaled $0.2 million for the nine months ended September 30, 2009 compared to $2.0 million for the same period last year.  In conjunction with work performed under the grant awarded by DTRA, costs incurred increased $1.3 million in the nine months ended September 30, 2009.  Lower salary and benefit costs of $0.4 million for the nine months ended September 30, 2009 were partially offset by expenses related to the FDA’s June 2, 2009 AIDAC meeting which were approximately $0.2 million.

General and administrative expense.  General and administrative expenses increased $0.2 million to $5.4 million for the nine months ended September 30, 2009.  This result reflects increased legal and other professional services of $0.7 million and a non-cash charge of $0.2 million to expense capitalized leasehold improvements which will no longer be used in our operations.  These increases were partially offset by $0.5 million of costs incurred in the same period of the prior year related to a various marketing programs, decreased facilities and other administrative costs of $0.1 million, and reduced spending in our investor relations program of $0.1 million.

Interest income.  Interest income declined $275,000 to $9,000 for the nine months ended September 30, 2009, resulting from a decrease of cash, which was used for the continued development and funding of cethromycin.

Interest expense. Interest expense increased $464,000 in the nine months ended September 30, 2009 as compared to the same period last year.  The increase is the result of borrowing an additional $6.0 million on our line of credit in October 2008 for the continued development and funding of cethromycin and a higher interest rate.

Other (income) expense, net.    For the nine months ended September 30, 2009 we recorded a $119,000 currency transaction loss related to the procurement of commercial launch materials.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development and general and administrative expenses.  To date, we have not generated any revenues from the sale of products, and we do not expect to generate any such revenues in the near term, if at all.  As a result, we have incurred an accumulated deficit of $130.1 million as of September 30, 2009 and we expect to incur significant operating losses for the foreseeable future.  As of September 30, 2009 we had negative working capital of $0.8 million.  Cash and cash equivalents were $4.2 million as of September 30, 2009.  Since our inception in 1999 to August 2005, we financed our operations primarily through debt and capital contributions from our founder and controlling stockholder and borrowings under our bank line of credit.  In August 2005 we completed our initial public offering in which we raised $28.7 million, net of underwriters discount and offering costs.  Since that time, we have completed three private placements in which we raised $52.8 million, net of underwriters’ discounts and offering costs and raised additional debt financing through our $10.0 million bank line of credit.

In June 2009, we entered into a SEDA with YA SPV, for the sale of up to $15.0 million of shares of our common stock over a two-year commitment period.  Under the terms of the SEDA, we may from time to time, in our discretion, sell newly-issued shares of our common stock to YA SPV at a discount to the current market price of 5%.  The amount of each advance under the SEDA is limited to the greater of $600,000 or the average trading volume for the five trading days prior to the advance notice date.  We are not obligated to utilize any of the $15.0 million available under the SEDA and there are no minimum commitments or minimum use penalties, nor does the agreement prohibit the Company from entering into any other financing arrangements.  We entered into the SEDA with the consent of our lender under our credit facility, which requires us to maintain availability under the SEDA of at least $6.0 million at all times unless the bank otherwise consents.  From the inception of the SEDA through September 30, 2009, we issued 25,270,299 shares to YA SPV and received proceeds of approximately $7.7 million.  In addition, between the period of October 1, 2009 and November 10, 2009, we raised $0.5 million and issued 2,086,550 shares through the usage of the SEDA facility.  As of November 10, 2009 the Company has the ability to sell approximately $0.9 million of additional shares of its common stock under the SEDA without consent from its lender under the Company’s credit facility.

In June 2009, prior to entering into the SEDA, the Company and YA Global, agreed to terminate the prior Standby Equity Distribution Agreement dated as of September 29, 2008 (“Former SEDA”).  For the period of January 1, 2009 through the end of the Former SEDA, we issued 9,883,994 shares to YA Global and received approximately $3.9 million.  In addition, in September 2008, we paid YA Global a commitment fee of $300,000 by issuing 393,339 shares of our common stock.

In September 2001, we incurred indebtedness under a $2.0 million promissory note with the Chief Executive Officer of the Company, which bears interest at 7.75%.  Principal plus any accrued interest was due in a lump sum on January 5, 2009.    On January 5, 2009, the note was extended to January 5, 2010, all other terms remained unchanged and in effect.

We have a $10.0 million revolving line of credit with a financial institution with a maturity date of January 1, 2011, and a fixed interest rate of 8.5%.  The line of credit is secured by substantially all of our assets, except that the collateral specifically excludes any rights that we may have as a result of our license agreement with Abbott for cethromycin, and is further secured by 2.5 million shares of our common stock held by ALS Ventures, LLC.  The credit agreement contains a material adverse change clause, which is subject to the judgment of the lender and, if triggered, can accelerate the payment of the debt.  We entered into the SEDA with the consent of our lender under our credit facility, which requires us to maintain availability under the SEDA of at least $6.0 million at all times unless the bank otherwise consents.   In October 2008, we issued warrants to the lender as a closing fee for the purchase of 65,000 shares of common stock at an exercise price of $1.00 per share.  The warrants became exercisable upon issuance and will expire five years from the date of the grant.  As of September 30, 2009 the line of credit had an outstanding balance of $10.0 million.

During the nine months ended September 30, 2009, cash used in operating activities totaled $8.9 million.   Net of DTRA grant award funds, approximately $4.4 million was used for in our cethromycin programs and $4.5 million for general operations.  Cash provided from financing activities totaled $11.5 million during the nine months ended September 30, 2009, reflecting proceeds for the sale of 35,154,293 shares to YA Global and YA SPV through the SEDA facilities.

Contractual Obligations

As of September 30, 2009, the annual amounts of future minimum payments under debt obligations, interest, and other long term liabilities consisting of executed research, development and license and commercialization agreements are as follows:

	Payments Due by December 31,
	2009	2010	2011	2012	2013	Total
Notes payable and bank line of credit	$—	$2,000,000	$10,000,000	$—	$—	$12,000,000
Interest	359,371	853,222	—	—	—	1,212,593
Cethromycin NDA & regulatory costs	78,175	103,050	—	—	—	181,225
Commercialization costs	1,295,853	—	—	—	—	1,295,853
ALS-357 clinical program	—	470,771	417,509	—	—	888,280
DTRA grant related costs	1,337,260	864,399	—	—	—	2,201,659
Capital leases	2,245	4,350	—	—	—	6,595

Total	$3,072,904	$4,295,792	$10,417,509	$—	$—	$17,786,205

The above table does not include the potential $30.0 million product based milestone payment under our license agreement with Abbott which we will owe Abbott if cethromycin is approved for marketing by the FDA.  Under the terms of the amended license agreement, $20.0 million is payable within 20 business days after receipt of U.S. regulatory approval, $5.0 million is payable within 6 months of U.S. regulatory approval and $5.0 million is payable within 12 months of U.S. regulatory approval.   Thereafter, we would owe Abbott an additional $2.5 million upon reaching $200.0 million in aggregate net sales of cethromycin and $5.0 million upon reaching $400.0 million in aggregate net sales.  The periods in which milestone obligations become payable, if at all, are only estimates due to uncertainties associated with the completion or achievement of the milestone.

In the first ten months of 2009, we executed new contracts totaling $0.5 million related to the further study and regulatory review of cethromycin.

In the third quarter of 2008, we signed a letter of intent with DSM to procure raw materials to be used to produce commercial quantities of cethromycin.  The lead times for acquiring these raw materials needed to be used to complete production are lengthy.  As of September 30, 2009 the cost of raw materials actually purchased was $2.9 million.  The agreement allows for us to purchase additional raw materials at a later time.  The costs of the raw materials purchased as well as the procurement of additional raw materials are subject to changes in the Euro/US Dollar exchange rate.

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

Our commitments under operating leases consist of payments made to a related party relating to our facilities lease in Woodridge, Illinois.  The operating lease expired in September of 2008 and pursuant to the terms of the lease and pending agreement on a lease renewal, the Company leased the facilities on a month-to-month basis.  In October 2009, the Company renewed its lease with BioStart. Because of the ownership interest in BioStart held by Flavin Ventures, our audit committee, acting on behalf of the board, has overseen all lease negotiations on our behalf and the board has approved the final terms of our lease renewal. The lease, which commenced on October 1, 2009, is for a term of three years and provides us with 9,440 square feet of space at a rental rate of $10.50 per square foot. This rate is comparable with surrounding prices for office space. The rental rate increases by 2.5% for the second year and by 3.0% in the final year of the lease term.  The lease has a provision allowing us to negotiate an amendment to lease additional laboratory and office space should the need arise.  In addition, we agreed with BioStart to defer our lease payments pending our final agreement on a lease renewal. Upon agreement of the lease renewal, we made a payment of $197,000 to BioStart related to the deferred lease payments.

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

We will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all.  We believe we will have cash and cash equivalents sufficient to fund our existing and anticipated development commitments, indebtedness and general operating expenses through the first quarter of 2010.  In order to continue our business activities during 2010, we intend to raise additional capital through the issuance of equity securities and by licensing our lead compound, cethromycin, to commercial partners.  We believe, based upon current market conditions, additional commercial partnership agreements would include a series of milestone payments, including up-front milestones that would fund our continued operations.  Although management believes we could secure additional commercial partnerships, there can be no assurances that such partnerships will be available at terms acceptable to us, if at all.   We have executed Standby Equity Distribution Agreements which allow us to sell our common stock to an accredited investor pursuant to the terms of the agreements (see Note 2 to the consolidated financial statements).  In April 2009, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) and the shelf registration was subsequently declared effective by the SEC.   The shelf registration will allow us to raise capital from time to time through the sale of common stock, preferred stock and/or equity warrants.  While the aggregate amount of the securities registered on the shelf registration statement is $35.0 million, our ability to sell securities under the shelf registration statement in any given 12-month period is subject to certain SEC volume limitations relative to our non-affiliated market cap.  If we raise additional capital by issuing equity securities, our shareholders could experience substantial dilution.  As a result of these uncertainties, there is substantial doubt about our ability to continue as a going concern.

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

Research and Development

Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of our proprietary product portfolio.  All such costs are expensed as incurred.  Clinical trial costs incurred by third parties are expensed as the contracted work is performed.  We estimate both the total cost and time period of the trials and the percent completed as of that accounting date.  We believe that the estimates made as of September 30, 2009 are reflective of the actual expenses incurred as of that date.

Stock-based Compensation

We account for stock-based awards to employees and non-employees using the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation.  We use a Black-Scholes options-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred.  The Black-Scholes model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options.  Expected volatility is based on historical volatility of our stock since August 5, 2005, the date our stock began to trade publicly.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected lives for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted.  We estimate future forfeitures of options based upon historical forfeiture rates.

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

We are subject to foreign currency exchange rate risk primarily due certain contract manufacturing agreements.  Our exchange loss for the nine months ended September 30, 2009 was $119,000, which is included in other expense.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of fluctuations in foreign currency exchange rates.  The fluctuation in the exchange rate between the U.S. Dollar and the Euro could affect amounts due under these contract manufacturing agreements.  A hypothetical increase in the exchange rate between the Euro and the U.S. Dollar as of September 30, 2009 of ten percent would increase total contract manufacturing costs for raw materials purchased by approximately $118,000.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 9 — “Litigation” in Notes to Consolidated Financial Statements of this Form 10-Q for information on legal proceedings.

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

Our independent registered public accounting firm included an explanatory paragraph in the report on our 2008 financial statements related to the uncertainty in our ability to continue as a going concern. The paragraph stated that we do not have sufficient cash on-hand or other funding available to meet our obligations and sustain our operations, which raises substantial doubt about our ability to continue as a going concern. We will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all. We believe we will have cash and cash equivalents sufficient to fund our existing and anticipated development commitments, indebtedness and general operating expenses through the first quarter of 2010.  We may not have sufficient cash or other funding available to complete our anticipated business activities for the remainder of 2010.  In order to address our working capital shortfall we intend to raise additional capital by accessing the capital markets and licensing our lead product candidate, cethromycin, to commercial partners.  There can be no assurances that we will be successful in accessing the capital markets on terms acceptable to us, if at all, or that such partnerships will be available on terms acceptable to us, if at all.

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

Any shares of our common stock that we sell pursuant to the SEDA will have a dilutive impact on our stockholders. The SEDA terms provide that YA SPV may promptly resell the shares we issue to them under the SEDA, and such resales could cause the market price of our common stock to decline significantly with advances under the SEDA. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to YA SPV in exchange for each dollar of the advance. Under these circumstances our existing stockholders would experience greater dilution. The sale of our common stock under the SEDA could encourage short sales by third parties, which could contribute to the further decline of our stock price.  As of the date of this quarterly report, we have issued an aggregate of 37,634,182 shares, which includes 393,339 shares issued as an initial commitment fee to YA Global and received an aggregate of $12.1 million in proceeds through the usage of our SEDA facilities.  There can be no assurance that we will be able to obtain adequate capital funding in the future, under the SEDA or otherwise, to continue operations and implement our strategy. As a result of these uncertainties, there is substantial doubt about our ability to continue as a going concern.

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

On July 31, 2009, we received a complete response letter from the FDA regarding the NDA for cethromycin for the outpatient treatment of adults with mild-to-moderate CAP.  In its letter, the FDA indicated that they cannot approve the application for cethromycin in its current form and that, to gain approval, additional clinical data is required to demonstrate efficacy. We are engaged in ongoing discussions with the FDA to identify the scope and protocol design for the additional clinical data that would be required to satisfy the FDA’s request for additional efficacy information and to complete the CAP clinical development program for successful approval in the future. We are working closely with the Agency to identify the scope and protocol design for the additional clinical data needed under a Special Protocol Assessment. We are working collaboratively on these clinical plans with Wyeth our development and commercialization partner in the Asia Pacific region (excluding Japan). In parallel, we will continue to advance cethromycin as a biodefense agent against anthrax, plague and tularemia.

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

4.1

Standby Equity Distribution Agreement, dated June 19, 2009, by and between Advanced Life Sciences Holdings, Inc. and YA Global Master SPV Ltd. (as filed in our Current Report on Form 8-K as exhibit 4.1 on June 19, 2009)

10.1*	Binding Term Sheet, dated September 30, 2009, by and between Abbott Laboratories and Advanced Life Sciences Holdings, Inc.

10.2

New Lease Agreement, dated October 29, 2009, by and between Advanced Life Sciences, Inc. and BioStart Property Group, LLC (as filed in our Current Report on Form 8-K as exhibit 10.1 on November 2, 2009)

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

Dated: November 10, 2009

EXHIBIT INDEX

Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-3 as exhibit 4.1 on April 8, 2009)

4.1

Standby Equity Distribution Agreement, dated June 19, 2009, by and between Advanced Life Sciences Holdings, Inc. and YA Global Master SPV Ltd. (as filed in our Current Report on Form 8-K as exhibit 4.1 on June 19, 2009)

10.1*	Binding Term Sheet, dated September 30, 2009, by and between Abbott Laboratories and Advanced Life Sciences Holdings, Inc.

10.2

New Lease Agreement, dated October 29, 2009, by and between Advanced Life Sciences, Inc. and BioStart Property Group, LLC (as filed in our Current Report on Form 8-K as exhibit 10.1 on November 2, 2009)

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