Form 10-K
period 2009-12-31
Advanced Life Sciences Holdings, Inc.
filed 2010-03-10
CIK 1322734

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Period Ended: December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No: 000-51436

ADVANCED LIFE SCIENCES HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	30-0296543 (I.R.S. Employer Identification no.)

1440 Davey Road
Woodridge, IL 60517
(Address of principal executive offices) (Zip code)

Registrant's telephone number: (630) 739-6744

Securities registered pursuant to Section 12 (b) of the Act

Title of Each Class	Name of exchange on which registered
None	None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $21.0 million (based upon the closing price of $0.51 per common share as quoted on the OTC Bulletin Board). The registrant has no outstanding non-voting stock. For purposes of this computation, it is assumed that the shares of voting stock held by directors and officers would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2009 was 41,107,062 shares.

         Total common stock outstanding as of February 26, 2010 was 96,366,619 shares.

Documents incorporated by reference

         Certain sections of the Registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders for the year ended December 31, 2009 (the "2010 Proxy Statement") are to be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year ended December 31, 2009 and are incorporated by reference into Part III of this Report.

ADVANCED LIFE SCIENCES HOLDINGS, INC
INDEX
Form 10-K

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	30
Item 2.	Properties	30
Item 3.	Legal Proceedings	30
Item 4.	Reserved	30
PART II
Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	31
Item 6.	Selected Financial Data	32
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 8.	Financial Statements and Supplementary Data	43
	Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	44
	Consolidated Statements of Operations for the years ended December 31, 2009, 2008, 2007 and period from inception (January 1, 1999) through December 31, 2009	45
	Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2009, 2008, 2007 and period from inception (January 1, 1999) through December 31, 2009	46
	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, 2007 and period from inception (January 1, 1999) through December 31, 2009	47
	Notes to Consolidated Financial Statements	48
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	65
Item 9A.	Controls and Procedures	65
Item 9B.	Other Information	66
PART III
Item 10.	Directors and Executive Officers of the Registrant	66
Item 11.	Executive Compensation	66
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	66
Item 13.	Certain Relationships and Related Transactions	66
Item 14.	Principal Accountant Fees and Services	67
PART IV
Item 15.	Exhibits	67

PART I

Item 1.    Business.

        This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Advanced Life Sciences Holdings, Inc. to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations and future financing(including debt, equity or capital financing transactions); any statements concerning product research, development and commercialization timelines; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described in Item 1A "Risk Factors" in this annual report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

        The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this annual report. In this annual report on Form 10-K, "we", "our" and "us" refer to Advanced Life Sciences Holdings, Inc. and its subsidiary, Advanced Life Sciences, Inc., included in the consolidated financial statements, except as otherwise indicated or as the context otherwise requires.

Overview

        We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs in the areas of infectious disease, oncology and respiratory disease. Using our internal discovery capabilities and our network of pharmaceutical and academic partners, we have assembled a promising pipeline of clinical and preclinical product candidates. The following is a summary of each of our primary programs:

  •
  Infectious Disease—Respiratory Tract Infections.  We have an exclusive worldwide license (excluding Japan) from Abbott Laboratories ("Abbott") to develop and commercialize cethromycin (Restanza™), a second generation, once-a-day antibiotic for the treatment of respiratory tract infections. In December 2005, we initiated our pivotal Phase III clinical program for the treatment of mild-to-moderate community acquired pneumonia ("CAP"), the indication for which we are seeking Food and Drug Administration ("FDA") approval. In 2007, we successfully completed these two pivotal Phase III clinical trials. Cethromycin has been tested in approximately 5,600 human subjects in clinical trials to date. In September 2008, we submitted a New Drug Application ("NDA") for the use of cethromycin in CAP. In July 2009, we received a complete response letter from the FDA regarding cethromycin NDA for the outpatient treatment of adults with CAP. In its letter, the FDA indicated that they cannot approve the application for cethromycin in its current form and that, to gain approval, additional clinical data is required to demonstrate efficacy with defined statistical methodology. We are working closely with the FDA to identify the scope and protocol design for the additional clinical data needed under a Special Protocol Assessment.

  •
  Infectious Disease—Biodefense.  Along with our clinical work in the treatment of CAP, we are collaborating with several groups within the U.S. Government to evaluate cethromycin's potential in preventing inhalation anthrax and other high-priority bioterror agents. In March 2007, the FDA designated cethromycin an Orphan Drug for the prophylactic treatment of patients exposed to inhalation anthrax and in May 2007, cethromycin was shown to be 100%

    protective against a lethal dose of inhaled anthrax in non-human primates. In August 2008, we announced that the Defense Threat Reduction Agency ("DTRA") of the U.S. Department of Defense awarded us a two-year contract worth up to $3.8 million to fund NDA-enabling studies evaluating cethromycin's efficacy in combating Category A and B bioterror agents such as Fransicella tularensis (tularemia), Yersinia pestis (plague) and Burkholderia pseudomallei (melioidosis). In June 2009, we announced that a second non-human primate study involving cethromycin showed that a 14-day course of cethromycin achieved a 100% survival rate against an inhaled lethal dose of anthrax. In August 2009, we announced positive results from an animal study that was conducted to measure cethromycin's therapeutic efficacy in treating inhalation anthrax after symptoms of infection had developed. In September 2009, the FDA granted Orphan Drug Designation to cethromycin for the prophylactic treatment of plague and tularemia. Also in September 2009, we announced positive top-line results from a pivotal, non-human primate study involving cethromycin demonstrating statistical significance at a 90% survival rate against an inhaled lethal dose of plague. In December 2009, we announced positive top-line results from a pivotal, non-human primate study involving cethromycin against an inhaled lethal dose of tularemia. A 14-day course of cethromycin achieved a 100% survival rate at the doses tested.

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

        In addition to the compounds summarized above, we have additional product candidates in preclinical development coming from our natural products-based chemistry platform. We have not received FDA approval for any of our product candidates. Our revenues to date have consisted solely of management fees, one-time or limited payments associated with our collaborations and government grant awards. Our cumulative net loss was $131.6 million as of December 31, 2009, and we do not anticipate generating any revenue from the sale of cethromycin in the near term. If we secure commercial partnerships, milestones received as a result of any of our commercial partnership agreements could be recognized as revenue depending on the underlying nature of the milestones. Since our inception in 1999, we have financed our operations primarily through public and private equity offerings, loans from our founder, borrowings under our bank line of credit, and use of our Standby Equity Distribution Agreement ("SEDA"). We will continue to do so until we are able to generate revenues from our product candidates, if ever.

Our Background

        In June 1999, MediChem Life Sciences ("MediChem"), our former parent, exchanged its investment in 100% of the outstanding common stock of Advanced Life Sciences, Inc. ("ALS Inc.") for nonvoting preferred stock issued by ALS Inc. affecting a spin-off of ALS Inc. Prior to the spin-off, Dr. Michael Flavin, the sole stockholder, owned 100% of MediChem and ALS Inc., then a wholly-owned subsidiary of MediChem. As a result of the spin-off, Dr. Flavin became the sole common stockholder of ALS Inc. MediChem holds 100% of the preferred stock of ALS Inc., which was issued in exchange for common stock held at the June 1999 spin-off. In 2004, Advanced Life Sciences Holdings, Inc. ("ADLS") was created as part of a recapitalization, and ALS, Inc. became a subsidiary of ADLS. ADLS has no preferred shares outstanding as of December 31, 2009.

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

        In September 2008, in connection with our entry into a development and commercialization agreement, we entered into a stock purchase agreement with Wyeth (Wyeth was subsequently acquired by Pfizer and as a result will be referred to as "Pfizer" throughout this report). Under the terms of agreement, Pfizer made an up-front investment in ADLS by purchasing 1,888,606 shares of its common stock at a price of $0.908 per share for approximately $1.7 million, net of offering expenses, representing approximately 4.9% of our total then outstanding shares.

        In June 2009, we entered into a SEDA with YA Global Master SPV Ltd. ("YA SPV"), an affiliate of Yorkville Advisors, for the sale of up to $15.0 million of shares of our common stock over a two-year commitment period. From the inception of the SEDA through December 31, 2009, we issued 34,102,143 shares to YA SPV and received proceeds of approximately $9.4 million. In addition, between the period of January 1, 2010 and February 26, 2010, we raised approximately $1.8 million and issued 11,441,609 shares through the usage of the SEDA facility. Shares of common stock sold under the SEDA in excess of $9.0 million were sold with the consent of our lender under our credit facility.

        In June 2009, prior to entering into the SEDA, the Company and YA Global Investments, L.P. ("YA Global"), an affiliate of Yorkville Advisors, agreed to terminate a prior Standby Equity

Distribution Agreement dated as of September 29, 2008 ("Former SEDA"). For the period of January 1, 2009 through the end of the Former SEDA, we issued 9,883,994 shares to YA Global and received approximately $3.9 million. In addition, in September 2008, we paid YA Global a commitment fee of $300,000 by issuing 393,339 shares of the Company's common stock.

Our Strategy

        Our objective is to become a fully integrated pharmaceutical company that discovers and develops small molecule therapeutics to treat life-threatening diseases in the areas of infectious disease, oncology and respiratory disease, and then market these products directly to healthcare providers including, but not limited to, physicians and hospitals. We plan to sustain our drug development pipeline through our internal drug discovery capabilities and by opportunistically in-licensing promising compounds that fit into our areas of focus. Specific key aspects of our strategy include the following:

  Maximize the Commercial Potential of Cethromycin

        We currently intend to focus a significant portion of our business efforts on the regulatory approval and commercialization of cethromycin for the treatment of community acquired bacterial pneumonia ("CABP"). Human clinical trials have been performed to determine the safety and efficacy of cethromycin in approximately 5,600 human subjects. In November 2007, we completed our pivotal Phase III clinical trials for the treatment of mild-to-moderate CAP using a 300 mg once-daily dosing regimen. In September 2008 we submitted an NDA for the use of cethromycin in mild-to-moderate CAP. In June 2009, the FDA Anti-Infective Drugs Advisory Committee ("AIDAC") reviewed the cethromycin NDA. The AIDAC voted that cethromycin demonstrated safety for the outpatient treatment of adults with mild-to-moderate CAP, but voted that cethromycin did not demonstrate efficacy in the treatment of CAP. The committee's negative vote on the drug candidate's efficacy followed a discussion that the cethromycin NDA included data on patients with mild-to-moderate disease and that the new draft guidance for developing treatments for CABP, released in March 2009, requires the enrollment of more severe CAP patients for approval in the outpatient CAP indication. Our pivotal Phase III program included in the NDA was designed and conducted under prior FDA guidance and before the new draft guidance was released. In July 2009, we received a complete response letter from the FDA regarding cethromycin NDA for the outpatient treatment of adults with CAP. In its letter, the FDA indicated that they cannot approve the application for cethromycin in its current form and that, to gain approval, additional clinical data is required to demonstrate efficacy with defined statistical methodology. We are working closely with the FDA to identify the scope and protocol design for the additional clinical data needed under a Special Protocol Assessment. We are working collaboratively on these clinical plans with Pfizer, our development and commercialization partner in the Asia Pacific region (excluding Japan).

        In addition to pursuing regulatory approval and commercialization of cethromycin for the treatment of CABP, we intend to evaluate opportunities for cethromycin in the treatment of other respiratory tract infections.

  Advance the Development of our Oncology and Respiratory Disease Product Candidates as Funds are Available or Through a Partnership

        While the development of cethromycin remains our highest priority, we intend to leverage our existing clinical trial experience to advance product candidates in our oncology and respiratory disease programs through clinical trials. For instance, to develop ALS-357 for the treatment of malignant melanoma, we initiated a Phase I/II clinical trial with a topical formulation to test safety and provide preliminary data regarding efficacy. We also plan to develop a systemic formulation of ALS-357 and initiate related clinical trials. To advance ALS-886 for the treatment of inflammation-related tissue damage, we plan to conduct Phase I clinical trials that test safety and provide preliminary data regarding efficacy in preventing lung tissue damage in ARDS patients.

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

  Continue to Develop Strategic Collaborations

        We plan to continue developing relationships with key pharmaceutical and biotechnology companies, governmental institutions and academic laboratories in order to in-license promising compounds that are not core to their strategy but fit closely with our corporate strengths. We also intend to identify co-development partners for the out-licensing of certain product candidates. Further, we may choose to establish collaborative partnerships through which certain of our clinical candidates can be marketed and commercialized. As part of this strategy, we signed a development and commercialization agreement with Pfizer in September 2008 for cethromycin in the Asia Pacific region excluding Japan.

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

Our Lead Program

        In December 2004, Abbott Laboratories granted us an exclusive worldwide license, except in Japan, to commercialize cethromycin, our most advanced product candidate. Cethromycin is a second generation once-a-day oral antibiotic from the ketolide-class used in the treatment of respiratory tract infections. Over the last decade, the rapid rise in severe and fatal infections caused by antibiotic-resistant bacteria has posed a serious threat to public health. There is a need to discover new antibiotics that are effective against resistant bacteria. As a new class of antibiotics, ketolides have shown activity against penicillin- and macrolide-resistant Gram-positive pathogens. Cethromycin has demonstrated activity toward drug-resistant Streptococcus pneumoniae and Haemophilus influenzae, two of the pathogens commonly found in CAP, when compared to the published data on antibiotics currently on the market. Cethromycin has also shown in vitro evidence of an extended post-antibiotic effect, meaning that the suppression of bacterial growth persists in the absence of measurable antibiotic concentration.

        In December 2005, we initiated our pivotal Phase III clinical program for the treatment of mild-to-moderate CAP, which enrolled a total of 1,106 patients and were successfully completed in 2007. Cethromycin reported per protocol clinical cure rates of 94.0% in trial CL05-001 (comparator, Biaxin, was 93.8%) and 91.5% in trial CL06-001 (comparator, Biaxin, was 95.9%). In February 2008, we announced that both the therapeutic and supratherapeutic doses of cethromycin showed no signal of any electrocardiographic effects and hence supported its favorable cardiac safety profile, the results from a thorough QT study of cethromycin (trial CL07-001). In September 2008, we submitted a NDA for the use of cethromycin in outpatient CAP. In June 2009, the FDA AIDAC reviewed the cethromycin NDA and voted that cethromycin demonstrated safety for the outpatient treatment of adults with mild-to-moderate CAP but did not demonstrate efficacy in the treatment of CAP due to release of the new FDA draft guidance for developing treatments for CABP in March 2009, which requires the enrollment of more severe CAP patients for approval in the outpatient CAP indication. In July 2009, we received a complete response letter from the FDA, stating that cethromycin NDA can not be approved in its current form and that, to gain approval, additional clinical data is required to demonstrate efficacy.

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

        Respiratory tract infections arise when bacterial infections develop in the inhalation passageway, including the nose, throat, sinuses and lungs. The four main types of respiratory tract infections are pneumonia, bronchitis, pharyngitis and sinusitis. Many of these bacterial infections can be life threatening if not treated quickly. Bacterial pneumonia, which involves an infection of the lung itself, is the most severe of the common respiratory tract infections. Pneumonia is often classified as CAP or hospital acquired pneumonia, depending upon the setting in which contraction of the bacterial infection occurred. The Textbook of Primary and Acute Care Medicine estimates that, in the United States alone, there are approximately 5-6 million cases of mild-to-moderate CAP each year.

  Current Treatment Options and Limitations

        Until recently, there have been three main classes of antibiotics prescribed for respiratory tract infections such as CAP. These are semi-synthetic penicillins (also known as beta-lactams), such as Augmentin® (amoxicillin and clavulanate potassium) sold by GlaxoSmithKline; macrolides, such as erythromycin or Zithromax® (azithromycin) sold by Pfizer; and fluoroquinolones, such as Cipro® (ciprofloxacin) sold by Bayer. Penicillins, macrolides and fluoroquinolones have all been shown to have certain shortcomings with respect to the treatment of respiratory tract infections. Studies have shown that, in the United States, approximately 26% of Streptococcus pneumoniae isolates, the most common pathogens that cause respiratory tract infections such as CAP, are resistant to macrolides. In addition, numerous reports in the medical literature have noted the emergence of penicillin-resistant pneumococci. The wide use of fluoroquinolones increases the potential for development of bacterial resistance, cross-resistance to the same or other classes of antibiotics as well as promotes Clostridium difficile associated disease ("CDAD"). Further, in July 2008, the FDA requested manufacturers of fluoroquinolones to include a black box warning for tendon damage. In March 2009, Tygacil® (tigecycline), a tetracycline derivative sold by Pfizer, was approved by the FDA for the in-patient treatment of community-acquired bacterial pneumonia. In addition, Zyvox® (linezolid), an oxazolidinone analogue sold by Pfizer, is marked to treat nosocomial pneumonia.

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

ALS Solution

        We are developing cethromycin, a second generation once-a-day oral antibiotic from the ketolide class, in response to the emerging antibiotic resistance observed in the treatment of CAP. Prior to the initiation of our clinical trials, cethromycin had been tested by Abbott in approximately 4,400 human subjects during clinical trials. As of November 2007, we successfully completed two pivotal Phase III clinical trials of cethromycin for the treatment of mild-to-moderate CAP. We also intend to evaluate opportunities for cethromycin in the treatment of other types of bacterial infections.

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

        As previously disclosed in a Form 8-K filed with the SEC on March 30, 2009, we alleged in a notice of dispute delivered to Abbott Laboratories that Abbott had breached its obligations under the license agreement for cethromycin entered into between ADLS and Abbott on December 13, 2004. Subsequent to delivering the notice of dispute, we initiated arbitration proceedings against Abbott under the alternative dispute resolution provisions of the license agreement. On September 30, 2009, prior to the completion of arbitration proceedings, ADLS and Abbott entered into a binding term sheet in settlement of the dispute. The binding term sheet provides for certain amendments to the license agreement. The license agreement was amended to restructure the $30.0 million lump sum milestone payment due from ADLS to Abbott upon U.S. regulatory approval of cethromycin, such that $20.0 million is payable within twenty days of U.S. regulatory approval, $5.0 million is payable within 6 months of U.S. regulatory approval and $5.0 million is payable within 12 months of U.S. regulatory approval. In addition, the license agreement was amended to reduce the royalty due from ADLS to Abbott by two percentage points per tier such that we will owe Abbott royalty payments of 17% on the first $100.0 million of aggregate net sales of cethromycin, 16% on net sales once aggregate net sales exceed $100.0 million but are less than $200.0 million, and 15% on all net sales once aggregate net sales exceed $200.0 million. Finally, the terms to pay to Abbott $2.5 million upon cethromycin reaching $200.0 million in aggregate net sales and $5.0 million upon the drug reaching $400.0 million in aggregate net sales was unchanged.

Pfizer Collaboration

        In September 2008, we entered into a development and commercialization agreement with Pfizer for cethromycin in the Asia Pacific region excluding Japan. We will retain exclusive rights to cethromycin in the rest of the world, including North America and Europe excluding Japan. In addition to future royalty payments, we would receive milestone and regulatory payments based on successful achievement of clinical, regulatory and commercial objectives in specific markets. We will collaborate to develop additional clinical data in the Asia Pacific region to support regulatory filings in that region.

        In connection with our entry into a development and commercialization agreement, we entered into a stock purchase agreement with Pfizer. Under the terms of agreement, Pfizer made an up-front investment in ADLS by purchasing 1,888,606 shares of its common stock at a price of $0.908 per share for approximately $1.7 million, net of offering expenses, representing approximately 4.9% of our total then outstanding shares.

Other Collaborations and License Agreements

        In addition to our collaborations with Abbott Laboratories and Pfizer, we have entered into a number of license agreements for intellectual property and other rights needed to develop our products.

        University of Illinois at Chicago ("UIC").    In 1999, we acquired an exclusive worldwide license, under patent rights and know-how controlled by UIC, to develop, make, use and sell ALS-357 and related compounds to treat melanoma and other forms of cancer. In consideration for this license, we paid an upfront license fee of $15,000 upon the execution of the agreement. We are also obligated to make up to $135,000 in aggregate milestone payments upon the achievement of various development and commercialization milestones for each of ALS-357 and any other compound developed by us under the licensed technology. To date, we have paid $10,000 in milestone payments which resulted from an IND for ALS-357 filed with the FDA in December 2004. Under the terms of the agreement, we are obligated to reimburse UIC for past patent preparation, filing and prosecution expenses, and have agreed to reimburse UIC for similar expenses related to foreign patents throughout the term of the agreement. To date we have paid UIC approximately $529,000 for patent reimbursement. In addition, we agreed to pay royalties equal to 6% of net sales to UIC based on sales of licensed products by us, our affiliates and sublicensees, as well as a percentage of all other income we receive from sublicensees, but in any event, a minimum royalty of $5,000 annually once commercial sales commence.

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

        The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of our patent applications or those patent applications that we license will result in the issuance of any patents. Our issued patents and those that we may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or the length of term of patent protection that we may have for our products. In addition, there can be no assurance that this patent coverage will be broad enough to prevent third parties from developing or commercializing similar or identical technologies and thus the rights granted under any issued patents may not provide us with any meaningful competitive advantages against our competitors. Furthermore, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. There can also be no assurance that our technologies will not be deemed to infringe the IP rights of third parties or that we will be able to acquire licenses to the IP rights of third parties under satisfactory terms or at all.

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

  U.S. Government Regulation

        In the United States, the FDA regulates and approves drugs under the Federal Food, Drug, and Cosmetic Act. If we fail to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA's refusal to approve pending applications, withdrawal of an approval, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us.

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

        Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and has a favorable risk/benefit profile. In addition, FDA inspects selected clinical trial sites for good clinical practice (GCP) compliance to ensure the clinical trial data quality and integrity.

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

  FDA's "Animal Efficacy Rule"

        The FDA's "Animal Efficacy Rule" allows for approval of new drug products based on animal data when adequate and well-controlled efficacy studies in humans cannot be ethically conducted because the studies would involve administering a potentially lethal or permanently disabling toxic substance or organism to healthy human volunteers. Approval of a drug under the "Animal Efficacy Rule" is subject to certain post-approval commitments, including the submission of a plan for conducting post-marketing studies, post-marketing restrictions to ensure safe use (if deemed necessary), and product labeling information intended for patient advising that, among other things, indicates the product's approval was based on efficacy studies conducted in animals alone.

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

        The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the downward pressure on pharmaceutical pricing.

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

Employees

        As of December 31, 2009, we employed 19 people of which there are 7 in research and 12 in administration. Our employees are not represented by any collective bargaining agreements and we believe our employee relations are good.

        On February 6, 2009, we committed to a restructuring plan that resulted in the reduction of 30% of our workforce. In connection with the restructuring plan, we will focus our resources on the cethromycin program. In the first quarter ended March 31, 2009, we incurred restructuring charges of approximately $60,000, primarily associated with personnel-related termination costs. In addition, we discontinued our laboratory operations and recorded a non-cash charge of approximately $10,000 to retire laboratory equipment.

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

        Our independent registered public accounting firm included an explanatory paragraph in the report on our 2009 financial statements related to the uncertainty in our ability to continue as a going concern. The paragraph stated that we do not have sufficient cash on-hand or other funding available to meet our obligations and sustain our operations, which raises substantial doubt about our ability to continue as a going concern. We will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all. We believe we will have cash and cash equivalents sufficient to fund our existing and anticipated development commitments, indebtedness and general operating expenses through the first quarter of 2010. We may not have sufficient cash or other funding available to complete our anticipated business activities for the remainder of 2010. In order to address our working capital shortfall we intend to raise additional capital by accessing the capital markets and licensing our lead product candidate, cethromycin, to commercial partners. There can be no assurances that we will be successful in accessing the capital markets on terms acceptable to us, if at all, or that such partnerships will be available on terms acceptable to us, if at all.

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

        We have incurred significant net losses since our formation in 1999. We have incurred an accumulated deficit of $131.6 million as of December 31, 2009. Our operating losses are due in large part to the significant research and development costs required to identify, validate and license potential product candidates, conduct preclinical studies and conduct clinical trials of our more advanced product candidates. To date, we have generated only limited revenues, consisting of management fees, one-time or limited payments associated with our collaborations and government grant awards, and we do not anticipate generating any significant revenues in the near term, if ever. We expect to increase our operating expenses over the next several years as we plan to:

  •
  conduct additional Phase III clinical program and prepare for the commercial launch of cethromycin;

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

        Our operations will require significant additional funding due to the absence of any meaningful revenues in the near future. We do not know whether additional financing will be available to us on favorable terms or at all. At our 2010 annual meeting of stockholders, we intend to request a significant increase in the number of shares of common stock that we may issue under our certificate of incorporation. If we do not receive this approval from our stockholders, then our ability to raise sufficient funds through equity financing will be significantly harmed. If we cannot raise additional funds because of this or any other reason, then we may be required to reduce our capital expenditures, scale back product development or programs, reduce our workforce and license to others products or technologies that we may otherwise be able to commercialize. To the extent we raise additional capital by issuing equity securities, our stockholders are likely to experience substantial dilution. Any additional equity securities we issue may have rights, preferences or privileges senior to those of existing holders of stock. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

        Any shares of our common stock that we sell pursuant to the SEDA will have a dilutive impact on our stockholders. The SEDA terms provide that YA SPV may promptly resell the shares we issue to them under the SEDA, and such resales could cause the market price of our common stock to decline significantly with advances under the SEDA. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to YA SPV in exchange for each dollar of the advance. Under these circumstances our existing stockholders would experience greater dilution. The sale of our common stock under the SEDA could encourage short sales by third parties, which could contribute to the further decline of our stock price. As of February 26, 2010, we have issued an aggregate of 55,821,085 shares, which includes 393,339 shares issued as an initial commitment fee to YA Global and received an aggregate of $15.1 million in proceeds through the usage of our SEDA facilities. There can be no assurance that we will be able to obtain adequate capital funding in the future, under the SEDA or otherwise, to continue operations and implement our strategy. As a result of these uncertainties, there is substantial doubt about our ability to continue as a going concern.

We will not be able to commercialize our drug candidates if our clinical trials do not demonstrate safety and efficacy.

        Before obtaining regulatory approval for the sale of our drug candidates, we must conduct extensive development and clinical trials to demonstrate the safety and efficacy of our drug candidates and clinical or animal trials to demonstrate the efficacy of our drug candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome.

        A failure of one or more of our clinical trials or animal efficacy studies can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of clinical trials or animal efficacy studies that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates, including:

  •
  regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

  •
  we may decide, or regulators may require us, to conduct additional clinical trials, or we may abandon projects that we expect to be promising, if our clinical trials or animal efficacy studies produce negative or inconclusive results;

  •
  we might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;

  •
  regulators or institutional review boards may require that we hold, suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements;

  •
  the cost of our clinical trials could escalate and become cost prohibitive;

  •
  any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable;

  •
  we may not be successful in recruiting a sufficient number of qualifying subjects for our clinical trials; and

  •
  the effects of our drug candidates may not be the desired effects or may include undesirable side effects or the drug candidates may have other unexpected characteristics.

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

        In July 2009, we received a complete response letter from the FDA regarding the NDA for cethromycin for the outpatient treatment of adults with CAP. In its letter, the FDA indicated that they cannot approve the application for cethromycin in its current form and that, to gain approval, additional clinical data is required to demonstrate efficacy. We are engaged in ongoing discussions with the FDA to identify the scope and protocol design for the additional clinical data that would be required to satisfy the FDA's request for additional efficacy information and to complete the CABP clinical development program for successful approval in the future. We are working closely with the Agency to identify the scope and protocol design for the additional clinical data needed under a Special Protocol Assessment.

Because we are heavily dependent on our license agreement with Abbott Laboratories and our collaborations with other third parties, our product development programs may be delayed or terminated by factors beyond our control.

        In December 2004, we entered into a license agreement with Abbott Laboratories for certain patent applications, patents and proprietary technology relating to cethromycin. We have also entered into a number of license agreements for intellectual property and other rights needed to develop our product candidates that are in earlier stages of development. Our primary collaborators other than Abbott include Pfizer, the University of Illinois at Chicago and Baxter International. A description of our agreements with collaborators can be found under the headings "Business—Abbott Laboratories Collaboration" and "Business—Other Collaborations and License Agreements" in Part I, Item I of this current Annual Report. Our collaborations generally present additional risks to our business, such as the risk that our collaborators encounter conflicts of interest to their arrangements with us, inadequately defend our intellectual property rights or develop other products that compete with us. Our ability to generate any significant product revenues in the near future will depend solely on the successful commercialization of cethromycin. If for any reason we are unable to realize the expected benefits of our license agreement with Abbott, or under any of our other collaborations, then our business and financial condition may be materially harmed.

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

        We do not currently have product sales and marketing capabilities. We have entered into a Commercialization and Development Agreement dated as of September 29, 2008 with Pfizer to utilize their selling and marketing capabilities in Asia. If we receive regulatory approval to commence commercial sales of any of our product candidates, we will have to establish a sales and marketing organization with appropriate technical expertise and distribution capabilities or make arrangements with third parties to perform these services in other jurisdictions. If we receive approval to commercialize cethromycin for the treatment of CABP, we intend to engage additional pharmaceutical or health care companies with existing distribution systems and direct sales organizations to assist us in North America and abroad. We may not be able to negotiate favorable distribution partnering arrangements, if at all. With respect to the Pfizer agreement and to the extent we enter other co-promotion or other licensing arrangements, any revenues we receive will depend on the efforts of third parties and will not be under our control. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, our ability to generate product revenues, and become profitable, would be severely limited.

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

        Our pivotal Phase III clinical trials for cethromycin were limited to the treatment of mild-to-moderate CAP. We also intend to pursue opportunities for cethromycin in the treatment of other types of bacterial infections. There are several classes of antibiotics that are primary competitors for the treatment of one or more of these indications, including:

  •
  macrolides such as Biaxin® (clarithromycin), a product of Abbott Laboratories; and Zithromax® (azithromycin), a product of Pfizer Inc.;

  •
  one other ketolide antibiotic, Ketek® (telithromycin), a product of Aventis Pharmaceuticals;

  •
  semi-synthetic penicillins such as Augmentin® (amoxicillin and clavulanate potassium), a product of GlaxoSmithKline;

  •
  fluoroquinolones such as Levaquin® (levofloxacin), a product of Ortho-McNeil Pharmaceutical, Inc.; Tequin® (gatifloxacin), a product of Bristol-Myers Squibb Company; FACTIVE® (gemifloxacin mesylate) tablets, a product of Oscient Pharmaceuticals; and Cipro® (ciprofloxacin) and Avelox® (moxifloxacin), both products of Bayer Corporation;

  •
  tetracyclines such as Tygacil® (tigecycline), a product of Pfizer to treat in-patient CAP; and

  •
  an oxazolidinone, Zyvox® (linezolid), a product of Pfizer, to treat nosocomial pneumonia.

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

        Abbott Laboratories conducted four pivotal Phase III comparator trials for cethromycin in treating bronchitis and pharyngitis at a dosing level of 150 mg once-daily. Each of these trials failed to establish non-inferiority against comparator antibiotics. While we believe that the negative outcomes of the Abbott comparator trials were related to dosing levels, we may be incorrect. The failure to meet primary endpoints in the Abbott trials may not have been dose related, but rather a result of the compound's lack of sufficient clinical efficacy. Clinical trials using a 300 mg once-daily regimen are also likely to increase the occurrence of adverse side effects. Even if we receive FDA approval to market cethromycin for the treatment of CABP, our failure to expand cethromycin into other indications would harm our ability to generate additional revenues in the future.

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

        We are a development stage company with 19 employees. Most of our competitors, such as Pfizer, GlaxoSmithKline and Bayer, are large pharmaceutical companies with substantially greater financial, technical and human resources than we have. The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover or develop will compete with existing therapies if we receive marketing approval. Because of their significant resources, our competitors may be able to use discovery technologies and techniques, or partnerships with collaborators, in order to develop competing products that are more effective or less costly than the product candidates we develop. This may render our technology or product candidates obsolete and noncompetitive. Academic institutions, government agencies, and other public and private research organizations may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors.

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

        If any of our product candidates receive marketing approval, we will only be permitted to promote the product for the uses indicated on the label cleared by the FDA. Our pivotal Phase III clinical trials of cethromycin are for the treatment of CABP, although we believe that cethromycin may have other applications in bronchitis, pharyngitis, sinusitis, inhalation anthrax, plague and tularemia, and skin and skin structure infections. If we request additional label indications for cethromycin or our other product candidates, the FDA may deny those requests outright, require extensive clinical data to support any additional indications or impose limitations on the intended use of any approved products as a condition of approval. U.S. Attorneys' offices and other regulators, in addition to the FDA, have recently focused substantial attention on off-label promotional activities and have initiated civil and criminal investigations related to such practices. If it is determined by these or other regulators that we have promoted our products for off-label use, we could be subject to fines, legal proceedings, injunctions or other penalties.

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

        We are currently a development stage company with 19 employees. We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our research, development and commercialization effort. To manage any growth, we will be required to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully manage the expansion of our operations or operate on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

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

There are substantial risks associated with the Standby Equity Distribution Agreement with YA Global Master SPV Ltd. which could contribute to the decline of our stock price and have a dilutive impact on our existing stockholders

        In order to obtain needed capital, we entered into a SEDA with YA SPV Ltd. in June 2009. The terms of the SEDA are described in Item 1.01 of our Current Report filed on form 8-K on June 19, 2009.

        The sale of shares of our common stock pursuant to the SEDA will have a dilutive impact on our stockholders. We believe YA SPV intends to promptly re-sell the shares we issue to them under the SEDA and that such re-sales could cause the market price of our common stock to decline significantly with advances under the SEDA. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to YA SPV in exchange for each dollar of the advance. Under these circumstances our existing stockholders would experience greater dilution. The sale of our common stock under the SEDA could encourage short sales by third parties, which could contribute to the further decline of our stock price.

Due to the delisting of our common stock from Nasdaq, you may have difficulty trading our securities and our securities may trade at a lower market price than they otherwise would.

        Since being delisted from Nasdaq, trading in our common stock is conducted on the OTC Bulletin Board and in the over-the-counter market in the so-called "pink sheets." Because of this, you may not be able to sell as many securities as you desire, you may experience delays in the execution of your transactions and our securities may trade at a lower market price than they otherwise would. In addition, our securities could become subject to the SEC's "penny stock rules." These rules would impose additional requirements on broker-dealers who effect trades in our securities, other than trades with their established customers and accredited investors. Consequently, the delisting of our securities and the applicability of the penny stock rules may adversely affect the ability of broker-dealers to sell our securities, which may adversely affect your ability to resell our securities. The delisting of our securities from Nasdaq could also have other negative results, including the potential loss of confidence by employees and others, the loss of institutional investor interest and fewer business development and commercial partnership opportunities.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

        Approximately 9,756,064 shares of our common stock and options to purchase 1,816,303 shares of our common stock which are exercisable (or will be exercisable within sixty days of December 31, 2009) and that are owned by affiliates, directors, executive officers or other insiders are currently eligible for sale subject only to the volume limitations of Rule 144 under the Securities Act. Additionally, 15,350,196 shares of our common stock, including 5,116,732 shares of our common stock underlying warrants, which were issued to institutional investors pursuant to a private placement in March of 2006 and registered for resale pursuant to a currently effective Registration Statement and 15,286,625 shares of our common stock, including 5,095,542 shares of our common stock underlying warrants, which were issued to institutional investors pursuant to a private placement in December of 2007 and registered for resale pursuant to a separate currently effective Registration Statement are eligible for sale without restriction. The sale of a significant number of shares of our common stock, or the perception that these sales could occur, particularly with respect to large stockholders, other institutional investors, affiliates, directors, executive officers or other insiders, could materially and adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

Our Chairman and Chief Executive Officer has significant voting control over our company which may delay, prevent or deter corporate actions that may be in the best interest of our stockholders.

        As of December 31, 2009, Flavin Ventures, LLC controlled approximately 11.3% of our outstanding common stock. Dr. Michael Flavin, our founder and Chairman and Chief Executive Officer, has effective voting control for all shares of our common stock held by Flavin Ventures. As a result, Dr. Flavin will be able to exert significant influence for all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interest of all the stockholders, could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or assets and might affect the prevailing market price of our common stock.

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

        As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission ("SEC") adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing the company's financial statements must attest to and report on the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2010. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2010 and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate offices and chemistry and biology laboratories are located in the Advanced Life Sciences Product Development Center in Woodridge, Illinois. The Product Development Center consists of approximately 9,440 square feet of office space. We believe that our current facilities are adequate to meet our needs for the foreseeable future. Our facilities are leased and our current lease expires in September 2012. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3.    Legal Proceedings.

        None.

Item 4.    Reserved.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is traded on the OTC Bulletin Board ("OTCBB") under the symbol ADLS.OB. The following table provides the high and low sales prices as reported for the periods indicated.

2009	High	Low
First Quarter	$0.45	$0.14
Second Quarter	1.62	0.24
Third Quarter	0.82	0.18
Fourth Quarter	0.30	0.17

2008	High	Low
First Quarter	$1.79	$0.67
Second Quarter	1.66	0.88
Third Quarter	1.45	0.67
Fourth Quarter	0.87	0.15

        As of February 26, 2010, there were approximately 26 registered shareholders of record of our common stock.

Dividends

        We have neither declared nor paid dividends on our common stock or the preferred stock of our subsidiary, Advanced Life Sciences, Inc., since our inception and do not plan to pay dividends in the foreseeable future. Any determination in the future to pay cash dividends will depend on our financial condition, capital requirements, result of operations, contractual limitations and other factors deemed relevant by our Board of Directors. As of December 31, 2009, cumulative accrued undeclared dividends on our subsidiary's preferred stock totaled approximately $1.8 million.

Recent Sales of Unregistered Securities

        None.

Item 6.    Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

						Period from Inception (January 1, 1999) to December 31, 2009
	Years ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Revenue	$2,793,191	$240,830	$—	$39,788	$121,451	$5,276,010
Operating expenses
Research and development	4,462,281	15,709,293	25,735,759	17,202,113	3,121,616	103,022,981
Selling, general and administrative	6,322,849	7,116,549	6,839,575	5,457,395	3,237,997	33,371,486

Loss from operations	(7,991,939)	(22,585,012)	(32,575,334)	(22,619,720)	(6,238,162)	(131,118,457)
Interest income	(11,561)	(306,846)	(717,884)	(1,651,916)	(272,216)	(2,960,423)
Interest expense	1,036,762	525,703	466,963	511,884	478,300	4,185,615
Other (income) expense, net	146,092	—	—	—	—	146,092
Gain on disposal(1)	—	—	—	(939,052)	—	(939,052)

Net other (income) expense	1,171,293	218,857	(250,921)	(2,079,084)	206,084	432,232
Net loss	(9,163,232)	(22,803,869)	(32,324,413)	(20,540,636)	(6,444,246)	(131,550,689)
Less net loss attributable to the non-controlling interest in subsidiary	—	—	—	—	—	—

Net loss attributable to Advanced Life Sciences Holdings, Inc.	(9,163,232)	(22,803,869)	(32,324,413)	(20,540,636)	(6,444,246)	(131,550,689)
Less accumulated preferred stock dividends of subsidiary for the period	175,000	175,000	175,000	175,000	175,000	1,844,792

Net loss available to common shareholders	$(9,338,232)	$(22,978,869)	$(32,499,413)	$(20,715,636)	$(6,619,246)	$(133,395,481)

Basic and diluted loss per common share	$(0.16)	$(0.59)	$(1.12)	$(0.78)	$(0.49)
Weighted average shares outstanding	57,781,126	39,098,943	28,910,041	26,546,785	13,610,694

	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,841,801	$1,527,108	$18,324,991	$27,054,947	$15,224,932
Total assets	6,427,771	2,820,053	19,911,542	30,509,679	16,021,910
Long-term debt, less current portion	12,000,000	11,915,000	5,915,000	3,923,810	5,905,634
Total liabilities	14,507,818	15,197,594	12,250,568	9,115,174	7,726,173
Deficit accumulated during development stage	(131,550,689)	(122,387,457)	(99,583,588)	(67,259,175)	(46,718,539)
Total stockholders equity (deficit)	$(8,080,047)	$(12,377,541)	$7,660,974	$21,394,505	$8,295,737

(1)
Amount for 2006 results from sale of ALS Inc.'s 50% interest in Sarawak MediChem Pharmaceuticals. See Note 1 to the consolidated financial statements.

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

Overview

        We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs in the areas of infectious disease, oncology and respiratory disease. Using our internal discovery capabilities and our network of pharmaceutical and academic partners, we have assembled a promising pipeline of clinical and preclinical product candidates. Our most advanced product candidate, cethromycin, is a novel once-a-day oral antibiotic that is being developed for the treatment of CAP. Cethromycin is also being developed as a bio-defense agent for use in the treatment of anthrax and other potential broad-spectrum medical countermeasures. We also have product candidates in earlier stages of development for the treatment of indications including respiratory distress caused by inflammation-related tissue damage and malignant melanoma.

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

Development Update—Cethromycin CABP Program

        On July 31, 2009 we received a complete response letter from the FDA regarding the cethromycin NDA for the outpatient treatment of adults with CAP. In its letter, the FDA indicated that they cannot approve the application for cethromycin in its current form and that, to gain approval, additional clinical data is required to demonstrate efficacy with defined statistical methodology in CABP population. We submitted the NDA in September, 2008 based on the results of 53 clinical studies including 2 pivotal Phase III studies in CAP and a safety database of over 5,000 patients.

        On June 2, 2009, the FDA AIDAC reviewed the cethromycin NDA. The AIDAC voted that cethromycin demonstrated safety for the outpatient treatment of adults with mild-to-moderate CAP, but voted that cethromycin did not demonstrate efficacy in the treatment of CAP. The committee's negative vote on the drug candidate's efficacy followed a discussion that the cethromycin NDA included data on patients with mild-to-moderate disease and that the new draft guidance for developing treatments for CABP, released in March, 2009, requires the enrollment of more severe CAP patients for approval in the outpatient CAP indication. Our pivotal Phase III program included in the NDA was designed and conducted under prior FDA guidance and before the new draft guidance was released.

        We are engaged in ongoing discussions with the FDA to identify the scope and protocol design for the additional clinical data that would be required to satisfy the FDA's request for additional efficacy information and to complete the CABP clinical development program for successful approval in the future. We are working closely with the FDA to identify the scope and protocol design for the additional clinical data needed under a Special Protocol Assessment. We are working collaboratively on these clinical plans with Pfizer, our development and commercialization partner in the Asia Pacific region (excluding Japan). In parallel, we will continue to advance cethromycin as a biodefense agent against anthrax, plague and tularemia.

        If cethromycin is approved for marketing by the FDA, we plan to sell cethromycin using commercial partners to access the primary care physician market and to build and utilize a focused internal sales force that will market directly to early adopters such as, but not limited to, pulmonary medicine and infectious disease physicians. In September 2008, we entered into a development and commercialization agreement for cethromycin with Pfizer, in the Asia Pacific region (excluding Japan). We will retain exclusive rights to cethromycin in the rest of the world (excluding Japan), including North America and Europe. In addition to future royalty payments, we would receive milestone and regulatory payments based on successful achievement of clinical, regulatory and commercial objectives in specific markets. We will collaborate with Pfizer to develop additional clinical data in the Asia Pacific region to support regulatory filings in that region. Discussions with other potential commercial partners focused on other geographical markets such as the European Union and the United States are ongoing.

        In August 2008, we signed a letter of intent with DSM Pharma Chemicals North America, Inc. ("DSM") to proceed with a proposal to purchase raw materials to produce commercial quantities of cethromycin. Our intent is conditional upon the parties entering into a formal supply agreement which will govern the terms and conditions including but not limited to the timing of production and the milestone payment schedule. While these conditions are pending, the parties recognize that there are lengthy lead times for the raw materials needed to be used to complete the production described in the proposal. Therefore, we authorized DSM to procure the necessary raw materials to be used to complete the production in anticipation of entering into the formal supply agreement. In 2009, we acquired approximately $2.8 million of raw materials.

Development Update—Cethromycin Biodefense Program

        In December 2009, we announced positive top-line results from a pivotal, non-human primate study involving cethromycin against an inhaled lethal dose of tularemia. A 14-day course of cethromycin achieved a 100% survival rate at the doses tested. All of the ten animals in the study that received 16 mg/kg once-a-day of cethromycin (approximate to a human dose of 300 mg) within 24 hours after exposure to a lethal dose of inhaled tularemia survived while only one of the ten animals that received placebo survived.

        In September 2009, we announced positive top-line results from a pivotal, non-human primate study involving cethromycin demonstrating statistical significance at a 90% survival rate against an inhaled lethal dose of plague. The study tested cethromycin's protective efficacy at various doses up to 64 mg/kg, where nine out of ten animals in the study that received a 14-day course of cethromycin initiated within 24 hours after exposure to a lethal dose of plague survived while only one out of ten of the animals that received placebo survived. In weaponized form, plague could be engineered to resist antibiotic intervention and to be widely spread through human transmission. Yersinia pestis, the causative agent of plague, is classified by the Centers for Disease Control as a Category A Bioterrorism Agent and is prioritized by the Department of Defense ("DoD") and Department of Health and Human Services ("HHS") as one of the most serious biological weapons, along with anthrax and tularemia. Unlike anthrax, there is no FDA-approved vaccine available to protect against plague, and the only antibiotic treatments currently available for improving survival in the event of a plague outbreak are older agents, such as tetracycline and doxycycline.

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

        In August 2009, we announced positive results from an animal study involving cethromycin that was conducted to measure cethromycin's therapeutic efficacy in treating inhalation anthrax after symptoms of infection had developed. The results of the placebo-controlled non-human primate study showed that a 14-day course of cethromycin achieved up to a 60% survival rate when administered after animals demonstrated clinical symptoms of anthrax infection as a result of an inhaled dose of aerosolized anthrax spores that was 200 times the median lethal dose of anthrax. None of the animals that received placebo survived. Due to the extreme lethality of anthrax infection once symptoms appear, cethromycin's ability to achieve a 60% survival rate is clinically and statistically significant. The study was supported by the National Institute of Allergy and Infectious Diseases ("NIAID"), an institute of the National Institutes of Health ("NIH"), which is a component of the HHS. The results of this pivotal study complement previously reported (see below) efficacy results from two non-human primate studies showing that cethromycin is highly effective in protecting animals from death after being infected with inhalation anthrax (post-exposure prophylaxis before the onset of symptoms).

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

        In studies conducted by the U.S. Army Medical Research Institute of Infectious Diseases ("USAMRIID"), cethromycin was shown to be highly active in vitro against 30 strains of anthrax. In May 2007, a non-human primate study showed that a 30-day course of oral cethromycin was 100% protective against a lethal dose of inhaled anthrax as compared to the standard of care, Cipro® (ciprofloxacin), which demonstrated 90% protection. The FDA has designated cethromycin as an orphan drug for the post-exposure prophylactic treatment of inhalation anthrax, but the FDA has not yet approved the drug for marketing in this or any other indication.

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

Financial Update

        Since our inception, we have incurred net losses each year. Our net loss for the year ended December 31, 2009 was $9.2 million. As of December 31, 2009, we had an accumulated deficit of $131.6 million. We have funded operations to date primarily from debt financings and capital contributions from our founder and Chief Executive Officer, proceeds from the initial public offering of our common stock, the subsequent sale of our common stock in three private placements, including our commercial partnership agreement with Pfizer and borrowings under our bank line of credit. In addition, we executed Standby Equity Distribution Agreements which allow us to sell our common stock to an accredited investor pursuant to the terms of the agreements (see below).

        In April 2009, our shareholders approved an amendment to our articles of incorporation to increase the number of authorized shares from 65,000,000 to 125,000,000 including an increase in the number of authorized shares of common stock from 60,000,000 to 120,000,000. As of February 26, 2010, 96,366,619 shares of common stock were issued and outstanding and 14,571,464 shares are reserved for issuance under options and warrants. Accordingly, out of the 120,000,000 shares of common stock authorized, 9,061,917 remain available for future issuance. Shareholder approval would be required to increase the number of authorized shares so that additional common shares could be issued. The availability of additional shares of common stock for issuance will afford us flexibility in acting upon financing transactions to strengthen our financial position and/or commercial partnership opportunities that may arise as we advance our cethromycin commercialization program.

        In April 2009, we filed a shelf registration statement on Form S-3 with the SEC and the shelf registration was subsequently declared effective by the SEC. The shelf registration allowed us to raise capital from time to time through the sale of common stock under our SEDA facility. This S-3 registration statement will no longer be effective with the filing of this report. In order to continue to raise additional capital through the sale of common stock, preferred stock and/or equity warrants under our SEDA facility or through other methods of raising capital, we will be required to file a registration statement and have it declared effective by the SEC.

        We received a notice on April 28, 2009 from the Nasdaq Listing Qualifications Panel (the "Panel") that the Panel had determined to delist our common stock from The Nasdaq Capital Market. The Panel's decision was based on our inability to evidence compliance with the $2.5 million shareholders' equity requirement or the $35.0 million market value of listed securities requirement of the Nasdaq Capital Market. The trading of our common stock on The Nasdaq Capital Market was suspended at the open of trading on May 5, 2009. Our common stock began trading on the OTCBB on May 6, 2009. Trading on the OTCBB still allows us to sell shares of common stock under our SEDA facility. On August 20, 2009, the Nasdaq Stock Market filed a Form 25 with the SEC to complete the delisting.

        In June 2009, we entered into a SEDA with YA SPV, an affiliate of Yorkville Advisors, for the sale of up to $15.0 million of shares of our common stock over a two-year commitment period. Under the terms of the SEDA, we may from time to time, in our discretion, sell newly-issued shares of our common stock to YA SPV at a discount to the current market price of 5%. The amount of each advance under the SEDA is limited to the greater of $600,000 or the average trading volume for the five trading days prior to the advance notice date. We are not obligated to utilize any of the $15.0 million available under the SEDA and there are no minimum commitments or minimum use penalties, nor does the agreement prohibit the Company from entering into any other financing arrangements. We entered into the SEDA with the consent of our lender under our credit facility, which requires us to maintain availability under the SEDA of at least $6.0 million at all times unless the bank otherwise consents. From the inception of the SEDA through December 31, 2009, we issued 34,102,143 shares to YA SPV and received proceeds of approximately $9.4 million. In addition, between the period of January 1, 2010 and February 26, 2010, we raised approximately $1.8 million and issued

11,441,609 shares through the usage of the SEDA facility. Shares of common stock sold under the SEDA in excess of $9.0 million were sold with the consent of our lender under our credit facility.

        In June 2009, prior to entering into the SEDA, the Company and YA Global, an affiliate of Yorkville Advisors, agreed to terminate a Former SEDA dated as of September 29, 2008. For the period of January 1, 2009 through the end of the Former SEDA, we issued 9,883,994 shares to YA Global and received approximately $3.9 million. In addition, in September 2008, we paid YA Global a commitment fee of $300,000 by issuing 393,339 shares of our common stock.

        A discussion of our ability to continue as a going concern can be found in Note 1 to the consolidated financial statements.

Results of Operations

  Fiscal year ended December 31, 2009 compared to the fiscal year ended December 31, 2008

        Revenue.    We reported revenue of $2.8 million for the year ended December 31, 2009 compared to $241,000 for the year ended December 31, 2008. Revenue was derived from a grant awarded by the DTRA of the U.S. Department of Defense. The contract award of $3.8 million is over a two year period which began in August 2008.

        Research and development expense.    Research and development expense decreased $11.2 million to $4.5 million for the year ended December 31, 2009. Included in the prior year amount is a $10.0 million milestone expense incurred under our license agreement for cethromycin with Abbott. The milestone was triggered upon submission of the cethromycin NDA to the FDA, which occurred on September 30, 2008. In addition, for the year ended December 31, 2008, we incurred cethromycin clinical trial related expenses of $0.4 million and manufacturing expenses in relation to process optimization activities of $0.7 million. Expenses related to the compilation and FDA review of cethromycin totaled $0.2 million for the year ended December 31, 2009 compared to $2.1 million for the same period last year. In conjunction with work performed under the grant awarded by DTRA, costs incurred increased $2.1 million in the year ended December 31, 2009. Lower salary and benefit costs of $0.6 million for the year ended December 31, 2009 were partially offset by expenses related to the FDA's June 2, 2009 AIDAC meeting which were approximately $0.3 million.

        General and administrative expense.    General and administrative expenses decreased $0.8 million to $6.3 million for the year ended December 31, 2009. This result reflects $0.8 million of costs incurred in the prior year related to a various marketing programs, decreased facilities and other administrative costs of $0.4 million and lower salary, benefit and other compensation expense of $0.3 million. These decreases were partially offset by increased legal and other professional services of $0.5 million and a non-cash charge of $0.2 million to expense capitalized leasehold improvements which will no longer be used in our operations.

        Interest income.    Interest income declined $295,000 to $12,000 for the year ended December 31, 2009, resulting from a decrease of cash, which was used for the continued development and funding of cethromycin.

        Interest expense.    Interest expense increased $511,000 in the year ended December 31, 2009 as compared to the same period last year. The increase is the result of borrowing an additional $6.0 million on our line of credit in October 2008 for the continued development and funding of cethromycin and a higher interest rate.

        Other (income) expense, net.    For the year ended December 31, 2009 we recorded a $146,000 currency transaction loss related to the procurement of commercial launch materials.

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

        Research and development expense.    Research and development expense decreased $10.0 million to $15.7 million for the year ended December 31, 2008 as compared to 2007. Included in the 2008 amount is a $10.0 million milestone expense incurred under our license agreement for cethromycin with Abbott. The largest component of the total decline was cethromycin clinical trial expenses which were $14.5 million lower than in 2007. Data from the second of two pivotal Phase III clinical trials was released in November of 2007 effectively bringing the trials to their natural conclusion. Expenses incurred to compile our NDA totaled $2.1 million for the year ended December 31, 2008 and represented a decline of $5.0 million when compared to 2007. The majority of this decrease is attributable to our cethromycin bulk-scale manufacturing program that was successfully concluded during the third quarter of 2007. Manufacturing expenses incurred in relation to process optimization activities of cethromycin totaled $0.7 million for the year ended December 31, 2008 and $0.5 million higher than the same period in 2007. Expenses related to our study testing cethromycin's efficacy in treating inhalation anthrax post-exposure for the prophylaxis in non-human primates declined $1.1 million to $0 for the year ended December 31, 2008 as compared to the same period in 2007. This study was completed during the third quarter of 2007.

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

        Interest expense.    Interest expense increased $59,000 to $526,000 for the year ended December 31, 2008 compared to $467,000 for the year ended December 31, 2007. The increase is the result of increased borrowings under our line of credit and a higher interest rate.

Liquidity and Capital Resources

        We have devoted substantially all of our cash resources to research and development and general and administrative expenses. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any such revenues in the near term, if at all. As a result, we have incurred an accumulated deficit of $131.6 million as of December 31, 2009 and we expect to incur significant operating losses for the foreseeable future. As of December 31, 2009 we had working capital of $1.6 million. Cash and cash equivalents were $2.8 million as of December 31, 2009. Since our inception in 1999 to August 2005, we financed our operations primarily through debt and capital contributions from our founder and controlling stockholder and borrowings under our bank line of credit. In August 2005 we completed our initial public offering in which we raised $28.7 million, net of underwriters discount and offering costs. Since that time, we have completed three private placements in which we raised $52.8 million, net of underwriters' discounts and offering costs and raised additional debt financing through our $10.0 million bank line of credit.

        In June 2009, we entered into a SEDA with YA SPV, for the sale of up to $15.0 million of shares of our common stock over a two-year commitment period. Under the terms of the SEDA, we may from time to time, in our discretion, sell newly-issued shares of our common stock to YA SPV at a discount to the current market price of 5%. The amount of each advance under the SEDA is limited to the greater of $600,000 or the average trading volume for the five trading days prior to the advance notice date. We are not obligated to utilize any of the $15.0 million available under the SEDA and there are no minimum commitments or minimum use penalties, nor does the agreement prohibit the Company from entering into any other financing arrangements. We entered into the SEDA with the consent of our lender under our credit facility, which requires us to maintain availability under the SEDA of at least $6.0 million at all times unless the bank otherwise consents. From the inception of the SEDA through December 31, 2009, we issued 34,102,143 shares to YA SPV and received proceeds of approximately $9.4 million. In addition, between the period of January 1, 2010 and February 26, 2010, we raised approximately $1.8 million and issued 11,441,609 shares through the usage of the SEDA facility. Shares of common stock sold under the SEDA in excess of $9.0 million were sold with the consent of our lender under our credit facility.

        In June 2009, prior to entering into the SEDA, the Company and YA Global, agreed to terminate a Former SEDA dated as of September 29, 2008. For the period of January 1, 2009 through the end of the Former SEDA, we issued 9,883,994 shares to YA Global and received approximately $3.9 million. In addition, in September 2008, we paid YA Global a commitment fee of $300,000 by issuing 393,339 shares of our common stock.

        In September 2001, we incurred indebtedness under a $2.0 million promissory note with the Chief Executive Officer of the Company, which bears interest at 7.75%. Principal plus any accrued interest was due in a lump sum on January 5, 2010. On January 4, 2010, the note was extended to January 5, 2012, all other terms remained unchanged and in effect.

        We have a $10.0 million revolving line of credit with a financial institution with a maturity date of January 1, 2011, and a fixed interest rate of 8.5%. The line of credit is secured by substantially all of our assets, except that the collateral specifically excludes any rights that we may have as a result of our license agreement with Abbott for cethromycin, and is further secured by 2.5 million shares of our common stock held by ALS Ventures, LLC. The credit agreement contains a material adverse change clause, which is subject to the judgment of the lender and, if triggered, can accelerate the payment of the debt. We entered into the SEDA with the consent of our lender under our credit facility, which requires us to maintain availability under the SEDA of at least $6.0 million at all times unless the bank otherwise consents. In October 2008, we issued warrants to the lender as a closing fee for the purchase of 65,000 shares of common stock at an exercise price of $1.00 per share. The warrants became exercisable upon issuance and will expire five years from the date of the grant. As of December 31, 2009 the line of credit had an outstanding balance of $10.0 million.

        Net cash used in operating activities was $11.9 million in 2009 compared to $24.1 million in 2008. Approximately $6.1 million of cash was used for in our cethromycin programs in 2009, compared to $18.7 million in 2008. These amounts are net of DTRA grant award funds, which reimburse us for certain research and development expenses associated with the grant. The decrease in net cash used is primarily the result of a $10.0 million milestone payment to Abbott in 2008. Cash used for general corporate purposes was $5.8 million in 2009 compared to $5.4 million in 2008. This reflects an increase in interest paid in 2009 as a result of borrowing an additional $6.0 million on our line of credit in October 2008 to partially fund the $10.0 million milestone payment to Abbott.

        Cash provided from financing activities was $13.3 million in 2009 compared to $7.6 million in 2008. In 2009, we received approximately $13.2 million, net of offering expenses, for the sale of 43,986,137 shares to YA Global and YA SPV through the SEDA facilities. In 2008, we borrowed $6.0 million on our new line of credit to partially fund the $10.0 million Abbott milestone payment and raised $1.7 million, net of offering expenses, through a stock purchase agreement in connection with our entry into a development and commercialization agreement with Pfizer.

Contractual Obligations

        As of December 31, 2009, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of executed research and development, and license agreements are as follows:

	Payments Due by December 31,
	2010	2011	2012	2013	2014	Total
Notes payable and bank line of credit	$—	$10,000,000	$2,000,000	$—	$—	$12,000,000
Interest	1,006,500	155,000	1,722	—	—	1,163,222
CABP program related costs	105,844	—	—	—	—	105,844
ALS-357 clinical program	338,930	422,550	105,638	—	—	867,118
Biodefense program related costs	1,556,660	—	—	—	—	1,556,660
Grant payable	—	500,000	—	—	—	500,000
Operating leases	99,740	102,360	78,485	—	—	280,585
Capital leases	4,350	—	—	—	—	4,350

Total	$3,112,024	$11,179,910	$2,185,845	$—	$—	$16,477,779

        The above table does not include the potential $30.0 million product based milestone payment under our license agreement with Abbott which we will owe Abbott if cethromycin is approved for marketing by the FDA. Under the terms of the amended license agreement (see Note 11 to the consolidated financial statements), $20.0 million is payable within 20 business days after receipt of U.S. regulatory approval, $5.0 million is payable within 6 months of U.S. regulatory approval and $5.0 million is payable within 12 months of U.S. regulatory approval. Thereafter, we would owe Abbott an additional $2.5 million upon reaching $200.0 million in aggregate net sales of cethromycin and $5.0 million upon reaching $400.0 million in aggregate net sales. The periods in which milestone obligations become payable, if at all, are only estimates due to uncertainties associated with the completion or achievement of the milestone.

        In the third quarter of 2008, we signed a letter of intent with DSM to procure raw materials to be used to produce commercial quantities of cethromycin. The lead times for acquiring these raw materials needed to be used to complete production are lengthy. As of December 31, 2009 the cost of raw materials actually purchased was approximately $2.8 million. The agreement allows for us to purchase additional raw materials at a later time.

        We executed a contract during the second quarter of 2008 to initiate a Phase I/II clinical trial of our anti-melanoma compound ALS-357. This trial will assess the safety, tolerability, and preliminary efficacy of ALS-357 when administered topically to patients with cutaneous metastatic melanoma. The contract totals approximately $0.9 million which represents the upper limit of cost if the maximum number of patients is enrolled. To the extent fewer patients are required as determined by the protocol expenses related to the trial could be lower. Enrollment will be based upon a number of factors which are difficult to forecast and therefore we cannot reasonably estimate the true cost of the trial beyond what is defined as the maximum limit per the contract.

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

This rate is comparable with market rates for similar office space in the surrounding area. The rental rate increases by 2.5% for the second year and by 3.0% in the final year of the lease term. The lease has a provision allowing us to negotiate an amendment to lease additional laboratory and office space should the need arise.

        In August 2008, we announced that the DTRA of the DoD awarded us a two-year contract worth up to $3.8 million to further study cethromycin as a potential broad-spectrum medical countermeasure. Under the terms of the contract, $1.8 million of DTRA funds were available over a nine-month base period beginning in August 2008 and the remaining $2.0 million were available to be awarded over the ensuing 15 months to complete the project. In March 2009, we received notice from the DoD that it has exercised its option to award us the additional $2.0 million under the previously announced contract. In conjunction with the grant awarded by the DTRA, we entered into subcontractor arrangements to further study cethromycin as a potential broad-spectrum medical countermeasure. The subcontractors' costs are expected to be approximately $3.1 million over a two-year period which began in August 2008.

        We will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all. We believe we will have cash and cash equivalents sufficient to fund our existing and anticipated development commitments, indebtedness and general operating expenses through the first quarter of 2010. In order to continue our business activities during 2010, we intend to raise additional capital through the issuance of equity securities and by licensing our lead compound, cethromycin, to commercial partners. We believe, based upon current market conditions, additional commercial partnership agreements would include a series of milestone payments, including up-front milestones that would fund our continued operations. Although management believes we could secure additional commercial partnerships, there can be no assurances that such partnerships will be available at terms acceptable to us, if at all. We have executed Standby Equity Distribution Agreements which allow us to sell our common stock to an accredited investor pursuant to the terms of the agreements (see Note 1 to the consolidated financial statements). In April 2009, we filed a shelf registration statement on Form S-3 with the SEC and the shelf registration was subsequently declared effective by the SEC. The shelf registration allowed us to raise capital from time to time through the sale of common stock under our SEDA facility. This S-3 registration statement will no longer be effective with the filing of this report. In order to continue to raise additional capital through the sale of common stock, preferred stock and/or equity warrants under our SEDA facility or through other methods of raising capital, we will be required to file a registration statement and have it declared effective by the SEC. Furthermore, as of February 26, 2010, 9,061,917 shares of authorized common stock remains available for future issuance. In order to issue additional shares of common stock, shareholder approval would be required to increase the number of authorized shares. If we raise additional capital by issuing equity securities, our shareholders could experience substantial dilution. As a result of these uncertainties, there is substantial doubt about our ability to continue as a going concern.

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

  Stock-based Compensation

        We account for stock-based awards to employees and non-employees using the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. We use a Black-Scholes-Merton options-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred. The Black-Scholes-Merton model requires inputs for risk-free interest rate, dividend yield, volatility and expected lives of the options. Expected volatility is based on historical volatility of our stock since August 5, 2005, the date our stock began to trade publicly. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected lives for options granted represents the period of time that options granted are expected to be outstanding and is derived from the contractual terms of the options granted. We estimate future forfeitures of options based upon historical forfeiture rates.

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

        We are subject to foreign currency exchange rate risk primarily due certain contract manufacturing agreements. Our exchange loss for the year ended December 31, 2009 was $146,000, which is included in other expense. As of December 31, 2009, we have no outstanding obligations or commitments denominated in foreign currencies. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of fluctuations in foreign currency exchange rates.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advanced Life Sciences Holdings, Inc.
Woodridge, Illinois

        We have audited the accompanying consolidated balance sheets of Advanced Life Sciences Holdings, Inc. (a Delaware corporation in the development stage) and its subsidiary (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 and for the period from January 1, 1999 (inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advanced Life Sciences Holdings, Inc. and its subsidiary as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, and for the period from January 1, 1999 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and stockholders' capital deficiency, combined with the lack of sufficient cash on-hand or other available funding to meet its business requirements for the foreseeable future raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        The Company is in the development stage at December 31, 2009.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 10, 2010

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,841,801	$1,527,108
Grant receivable	530,219	63,444
Prepaid insurance	111,761	227,313
Other prepaid expenses and deposits	88,535	143,808

Total current assets	3,572,316	1,961,673

PROPERTY AND EQUIPMENT:
Furniture and fixtures	244,072	244,072
Laboratory equipment	—	159,186
Computer software and equipment	258,786	258,786
Leasehold improvements	177,253	505,804

Total property and equipment—at cost	680,111	1,167,848
Less accumulated depreciation	(624,158)	(760,329)

Property and equipment—net	55,953	407,519

OTHER ASSETS:
Commercial launch materials	2,760,936	—
Deferred offering and financing costs	13,566	450,861
Other long-term assets	25,000	—

Total other assets	2,799,502	450,861

TOTAL ASSETS	$6,427,771	$2,820,053

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$604,334	$1,379,941
Accrued clinical trial and NDA expenses	—	458,260
Accrued payroll	664,436	506,537
Other accrued expenses	661,504	352,466
Accrued interest payable	73,194	72,572
Short-term lease payable	4,350	8,468

Total current liabilities	2,007,818	2,778,244
Long-term lease payable	—	4,350
Long-term grant payable	500,000	500,000
Long-term notes payable—related party	2,000,000	2,000,000
Line of credit	10,000,000	9,915,000

Total liabilities	14,507,818	15,197,594

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.01 par value—120,000,000 shares authorized; 84,925,010 issued and outstanding at December 31, 2009; 40,810,932 shares issued and outstanding at December 31, 2008	849,250	408,109
Additional paid-in capital	122,621,392	109,601,807
Deficit accumulated during the development stage	(131,550,689)	(122,387,457)
Noncontrolling interest in subsidiary	—	—

Total equity (deficit)	(8,080,047)	(12,377,541)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$6,427,771	$2,820,053

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period From Inception (January 1, 1999) Through December 31, 2009
	Year ended December 31,
	2009	2008	2007
Revenue:
Management fees	$—	$—	$—	$1,161,180
Grants	2,793,191	240,830	—	4,069,592
Royalty—related party	—	—	—	45,238

Total revenue	2,793,191	240,830	—	5,276,010

Expenses:
Research and development	4,462,281	15,709,293	25,735,759	95,042,682
Contracted research and development—related party	—	—	—	7,980,299
Selling, general and administrative	6,322,849	7,116,549	6,839,575	33,371,486

Total expenses	10,785,130	22,825,842	32,575,334	136,394,467

Loss from operations	(7,991,939)	(22,585,012)	(32,575,334)	(131,118,457)
Net other (income) expense:
Interest income	(11,561)	(306,846)	(717,884)	(2,960,423)
Interest expense	1,036,762	525,703	466,963	4,185,615
Other (income) expense, net	146,092	—	—	146,092
Gain on sale of interest in Sarawak Medichem Pharmaceuticals joint venture	—	—	—	(939,052)

Net other (income) expense	1,171,293	218,857	(250,921)	432,232

Net loss	(9,163,232)	(22,803,869)	(32,324,413)	(131,550,689)

Less net loss attributable to the noncontrolling interest in subsidiary	—	—	—	—

Net loss attributable to Advanced Life Sciences Holdings, Inc.	(9,163,232)	(22,803,869)	(32,324,413)	(131,550,689)

Less accumulated preferred stock dividends of subsidiary for the period	175,000	175,000	175,000	1,844,792

Net loss available to common shareholders	$(9,338,232)	$(22,978,869)	$(32,499,413)	$(133,395,481)

Net loss per share available to common shareholders—basic and diluted	$(0.16)	$(0.59)	$(1.12)

Weighted average shares outstanding—basic and diluted	57,781,126	39,098,943	28,910,041

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)

				Deficit Accumulated During the Development Stage
	Common Stock
			Additional Paid-in Capital		Noncontrolling Interest in Subsidiary
	Shares	Amount				Total
BALANCE—January 1, 1999 (inception)	—	$—	$—	$—	$—	$—
Issuance of stock (at inception)	1,588,000	250,000	—	—	—	250,000
Issuance of common stock, net of offering costs (August 2005)	6,721,814	67,218	29,210,558	—	—	29,277,776
Issuance of common stock, net of offering costs (March 2006)	10,233,464	102,335	33,266,653	—	—	33,368,988
					—
Exchange of shares under recapitalization (December 2004)	(1,629,685)	(256,563)	—	—	—	(256,563)
Issuance of shares under recapitalization (December 2004)	9,482,015	94,820	161,743	—		256,563
Capital contributions (December 2004)	—	—	12,711,330	—	—	12,711,330
Issuance of 14,887 warrants (December 2004)	—	—	11,898	—	—	11,898
Issuance of common stock in exchange for licenses (December 2004)	1,122,569	11,226	8,988,774	—	—	9,000,000
Issuance of common stock in exchange for					—
reduction of milestones payable (August 2005)	600,000	6,000	3,000,000	—	—	3,006,000
Modification of 14,887 warrants (August 2005)	—	—	18,925	—		18,925
					—
Issuance of stock related to option exercises (since inception)	164,500	7,791	22,896	—	—	30,687
					—
Compensation expense related to stock options (since inception)	—	—	978,076	—	—	978,076
Net loss (since inception)	—	—	—	(67,259,175)	—	(67,259,175)

BALANCE—December 31, 2006	28,282,677	$282,827	$88,370,853	$(67,259,175)	$—	$21,394,505
Issuance of common stock, net of offering costs (December 2007)	10,191,083	101,911	17,750,327	—	—	17,852,238
Issuance of stock related to option exercises	29,227	292	4,296	—		4,588
Compensation expense related to stock options	—	—	734,056	—	—	734,056
Net loss	—	—	—	(32,324,413)	—	(32,324,413)

BALANCE—December 31, 2007	38,502,987	$385,030	$106,859,532	$(99,583,588)	$—	$7,660,974
					—
Adjustment to net offering costs (December 2007)	—	—	(50,141)	—	—	(50,141)
Issuance of common stock, net of offering costs (September 2008)	1,888,606	18,886	1,634,193	—	—	1,653,079
Issuance of common stock as payment for commitment fees (September 2008)	393,339	3,933	296,067	—	—	300,000
Issuance of 65,000 warrants (October 2008)	—	—	7,445	—		7,445
Issuance of stock related to option exercises	26,000	260	3,822	—	—	4,082
Compensation expense related to stock options	—	—	850,889	—		850,889
					—
Net loss	—	—	—	(22,803,869)	—	(22,803,869)

BALANCE—December 31, 2008	40,810,932	$408,109	$109,601,807	$(122,387,457)	$—	$(12,377,541)
Issuance of common stock under the standby equity distribution agreements, net of offering costs	43,986,137	439,862	12,475,173	—		12,915,035
Issuance of stock related to option exercises	127,941	1,279	18,855	—		20,134
Compensation expense related to stock options	—	—	525,557	—		525,557
Net loss	—	—	—	(9,163,232)	—	(9,163,232)

BALANCE—December 31, 2009	84,925,010	$849,250	$122,621,392	$(131,550,689)	$—	$(8,080,047)

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,			Inception (January 1, 1999) Through December 31, 2009
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,163,232)	$(22,803,869)	$(32,324,413)	$(131,550,689)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	106,907	218,796	206,755	948,477
Non-cash interest expense	13,867	8,050	37,768	122,740
Stock compensation expense	525,557	850,889	734,056	3,088,578
Non-cash research and development	—	—	—	24,466,667
Non-cash settlement of milestone payment	—	—	—	6,000
Gain on sale of interest in Sarawak Medichem Pharmaceuticals (SMP)	—	—	—	(939,052)
Loss on disposal	244,659	35	1,761	257,988
Changes in operating assets and liabilities:
Clinical supplies	—	—	—	533,333
Accounts receivable	(466,775)	(63,444)	—	(530,219)
Prepaid expenses	170,825	946,899	1,691,599	(208,844)
Commercial launch materials	(2,760,936)	—	—	(2,760,936)
Other assets	(25,000)	10,000	—	(16,452)
Accounts payable	(616,900)	(1,464,517)	1,674,355	604,334
Accrued expenses	33,679	(1,814,721)	1,469,209	1,325,942
Licenses payable	—	—	—	(11,000,000)
Accrued interest on debt	622	49,816	—	651,257

Net cash flows from operating activities	(11,936,727)	(24,062,066)	(26,508,910)	(115,000,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,466)	(362,353)	(58,436)	(1,098,167)
Proceeds from the sale of SMP	—	—	—	939,052
Proceeds from the sales of investments	—	—	—	31,557,158
Purchase of investments	—	—	—	(31,557,158)

Net cash flows from investing activities	(5,466)	(362,353)	(58,436)	(159,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	13,178,259	1,664,713	17,852,238	102,551,549
Proceeds from issuance of note payable and line of credit	85,000	6,000,000	—	15,103,691
Proceeds from grants	—	—	—	500,000
Proceeds from stock options exercised	20,134	4,082	4,588	59,491
Payments for financing fees	(18,039)	(35,000)		(53,039)
Payments on capital leases	(8,468)	(7,259)	(19,436)	(159,900)

Net cash flows from financing activities	13,256,886	7,626,536	17,837,390	118,001,792

NET (DECREASE) INCREASE IN CASH	1,314,693	(16,797,883)	(8,729,956)	2,841,801
CASH—Beginning of period	1,527,108	18,324,991	27,054,947	—

CASH—End of period	$2,841,801	$1,527,108	$18,324,991	$2,841,801

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,023,530	$477,835	$416,583	$3,414,171

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Noncash investment activity:
Purchase of property and equipment under capital leases	—	—	—	164,249
Capital expenses included in accounts payable	—	5,466	—	—
Noncash financing activity:
Issuance of common shares for licenses	—	—	—	9,000,000
Issuance of common shares for reduction of milestone payment	—	—	—	3,000,000
Unpaid costs associated with the issuance of common stock	—	61,775	—	—
Debt discount	—	—	—	30,823
SEDA and financing related costs	—	423,911	—	337,445

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2009

1. Nature of Business

        Advanced Life Sciences Holdings, Inc. and its subsidiary Advanced Life Sciences, Inc. (together, the "Company") conduct new drug research and development in the fields of infectious disease, oncology and respiratory disease. Since inception, the Company has devoted substantially all of its efforts to activities such as financial planning, capital raising and product development, and has not derived significant revenues from its primary business activity. Accordingly, the Company is in the development stage, as defined by the Accounting Principles Generally Accepted in the United States of America ("GAAP") for development stage enterprises.

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

        In April 2005, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") covering the proposed sale by the Company of its common stock to the public. In June 2005, the Board approved the amendment and restatement of the Company's Articles of Incorporation to provide for an increase in the number of authorized shares of common stock and preferred stock to 60,000,000 shares and 5,000,000 shares, respectively, and a 3.97-for-1 stock split of the Company's common stock. All references in the consolidated financial statements to shares of common stock, common stock options, common stock prices and per share of common stock amounts have been adjusted retroactively for all periods presented to reflect this stock split. In August 2005, the Company completed the initial public offering of its common stock in which the Company sold 6,400,000 shares of common stock to the public at $5.00 per share, resulting in gross proceeds of $32.0 million. The Company also completed a concurrent offering of 600,000 shares to an existing stockholder in exchange for a $3.0 million reduction of a milestone payment obligation under its license agreement with the stockholder. In September 2005, the Company's underwriters exercised their option to purchase 100,000 shares to cover over-allotments resulting in additional gross proceeds of $500,000. In connection with these offerings, the Company paid approximately $2.3 million in underwriting

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2009

1. Nature of Business (Continued)

discounts and incurred other offering expenses of approximately $1.5 million. The net cash proceeds from the offerings were approximately $28.7 million.

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

        In September 2008, the Company and Wyeth (Wyeth was subsequently acquired by Pfizer and as a result will be referred to as "Pfizer" throughout these financial statements) entered into a development and commercialization agreement for cethromycin (Restanza™) in the Asia Pacific region excluding Japan. The Company will retain exclusive rights to cethromycin in the rest of the world, including North America and Europe excluding Japan. In addition to future royalty payments, the Company would receive milestone and regulatory payments based on successful achievement of clinical, regulatory and commercial objectives in specific markets. The Company and Pfizer will collaborate to develop additional clinical data in the Asia Pacific region to support regulatory filings in that region. It is not anticipated that Pfizer would file for regulatory approval in the Asia Pacific region prior to the Company obtaining U.S. approval for cethromycin from the United States Food and Drug Administration ("FDA").

        In connection with the Company's entry into a development and commercialization agreement, the Company entered into a stock purchase agreement with Pfizer. Under the terms of the agreement, Pfizer made an up-front investment in the Company by purchasing 1,888,606 shares of its common stock at a price of $0.908 per share for approximately $1.7 million, net of offering expenses, representing approximately 4.9% of the Company's total then outstanding shares.

        In April 2009, the Company's shareholders approved an amendment to its articles of incorporation to increase the number of authorized shares from 65,000,000 to 125,000,000 including an increase in the number of authorized shares of common stock from 60,000,000 to 120,000,000.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2009

1. Nature of Business (Continued)

        In April 2009, the Company filed a shelf registration statement on Form S-3 with the SEC which was subsequently declared effective by the SEC. The shelf registration allows the Company to raise capital from time to time through the sale of common stock, preferred stock and/or equity warrants.

        The Company received a notice on April 28, 2009 from the Nasdaq Listing Qualifications Panel (the "Panel") that the Panel had determined to delist the Company's common stock from The Nasdaq Capital Market. The Panel's decision was based on the Company's inability to evidence compliance with the $2.5 million shareholders' equity requirement or the $35.0 million market value of listed securities requirement of the Nasdaq Capital Market. The Company's common stock on The Nasdaq Capital Market was suspended at the open of trading on May 5, 2009. The Company's common stock began trading on the OTC Bulletin Board ("OTCBB") on May 6, 2009. Trading on the OTCBB still allows the Company to sell shares of common stock under its Standby Equity Distribution Agreement ("SEDA") facility (see below). On August 20, 2009, the Nasdaq Stock Market filed a Form 25 with the SEC to complete the delisting.

        In June 2009, the Company entered into a SEDA with YA Global Master SPV Ltd. ("YA SPV"), an affiliate of Yorkville Advisors, for the sale of up to $15.0 million of shares of the Company's common stock over a two-year commitment period. Under the terms of the SEDA, the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to YA SPV at a discount to the current market price of 5%. The amount of each advance under the SEDA is limited to the greater of $600,000 or the average trading volume for the five trading days prior to the advance notice date. The Company is not obligated to utilize any of the $15.0 million available under the SEDA and there are no minimum commitments or minimum use penalties, nor does the agreement prohibit the Company from entering into any other financing arrangements. The Company entered into the SEDA with the consent of its lender under the Company's credit facility, which requires the Company to maintain availability under the SEDA of at least $6.0 million at all times unless the bank otherwise consents. From the inception of the SEDA through December 31, 2009, the Company issued 34,102,143 shares to YA SPV and received proceeds of approximately $9.4 million. In addition, between the period of January 1, 2010 and February 26, 2010, the Company raised approximately $1.8 million and issued 11,441,609 shares through the usage of the SEDA facility. Shares of common stock sold under the SEDA in excess of $9.0 million were sold with the consent of the Company's lender under the Company's credit facility.

        In June 2009, prior to entering into the SEDA, the Company and YA Global Investments, L.P. ("YA Global"), an affiliate of Yorkville Advisors, agreed to terminate a prior Standby Equity Distribution Agreement dated as of September 29, 2008 ("Former SEDA"). For the period of January 1, 2009 through the end of the Former SEDA, the Company issued 9,883,994 shares to YA Global and received approximately $3.9 million. In addition, in September 2008, the Company paid YA Global a commitment fee of $300,000 by issuing 393,339 shares of the Company's common stock.

        The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business. Given this uncertainty, there is substantial doubt as to the Company's ability to continue as a going concern

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2009

1. Nature of Business (Continued)

        The Company has incurred losses since its incorporation in January 1999 and has funded its operations to date primarily from debt financings and capital contributions from its founder and Chief Executive Officer, proceeds of the IPO and the subsequent private placements, including issuances of common stock under the SEDA and the Former SEDA. The Company will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all. Based on management's best estimates, the Company has resources to fund operations through the first quarter of 2010. Throughout 2009, the Company has raised capital through issuance of common stock under the SEDA and the Former SEDA. The Company's shelf registration statement filed in April 2009, allowed it to raise capital from time to time through the sale of common stock under its SEDA facility. This S-3 registration statement will no longer be effective with the filing of this report. In order to continue to raise additional capital through the sale of common stock, preferred stock and/or equity warrants under the Company's SEDA facility or through other methods of raising capital, the Company will be required to file a registration statement and have it declared effective by the SEC. Furthermore, as of February 26, 2010, 9,061,917 shares of authorized common stock remains available for future issuance. In order to issue additional shares of common stock, shareholder approval would be required to increase the number of authorized shares. If the Company raises additional capital by issuing equity securities, its shareholders could experience substantial dilution. In addition, as a result of the Company's continued losses and current cash and financing position, realization of assets or liquidation of liabilities, without substantial adjustments is uncertain. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Given this uncertainty, there is substantial doubt as to the Company's ability to continue as a going concern.

        In order to continue its business activities during 2010, the Company intends to raise additional capital by issuing additional common shares, assuming the shareholders' approval of additional authorized common shares and by licensing its lead compound, cethromycin, to commercial partners. The Company believes, based upon current market conditions, additional commercial partnership agreements would include a series of milestone payments, including up-front milestones that would fund the Company's continued operations. Although management believes the Company could secure additional commercial partnerships, there can be no assurances that such partnerships will be available at terms acceptable to the Company, if at all.

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

        Property and Equipment—Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of three to five years. Assets under capital leases were recorded at the present value of the minimum lease payments and are amortized over the shorter

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2009

2. Summary of Significant Accounting Policies (Continued)

of their estimated useful lives or the term of the respective leases using the straight-line method. Maintenance and repair costs are expensed as incurred. Fixed assets capitalized under capital leases amounted to $30,000 as of December 31, 2009 and 2008, and accumulated depreciation of $26,000 and $19,000, as of December 31, 2009 and 2008, respectively.

        Deferred Offering and Financing Costs—Deferred offering and financing costs represent legal, accounting, and commitment fees incurred to raise capital and obtain financing. The Company incurred deferred offering costs related to the Former SEDA (see Note 1). These costs, which are attributable to a proposed offering of securities, were deferred and ratably allocated against the gross proceeds of future offerings under the SEDA. Deferred financing costs were incurred as a result of the Company restructuring its line of credit (see Note 4). These costs are capitalized and amortized over the life of the applicable financing.

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

        Foreign Currency Translation—The Company's functional currency is the U.S. dollar. As such, revenue and expense transactions denominated in currencies other than the Company's functional currency are translated into U.S. dollars at the exchange rates in effect at the time of such transactions. Monetary assets and liabilities are translated at current rates at the balance sheet date. Gains or losses resulting from these translation adjustments are included in other income or expense. During 2009, the Company incurred foreign exchange losses associated with certain purchases that had been denominated in foreign currencies.

        Commercial Launch Materials—The Company may scale-up and make commercial quantities of its product candidates prior to the date when such products will receive final FDA approval. The scale-up and production of commercial launch materials involves the risk that such products may not be approved for marketing by the FDA on a timely basis, if at all. This risk notwithstanding, the Company plans to continue to scale-up and build commercial launch materials of certain products that have not yet received final governmental approval when the Company believes that such action is appropriate in relation to the commercial value of the product launch opportunity. The cost of these commercial launch materials, which are not intended to be used in future research and development activities, are capitalized as a non-current asset until the Company receives FDA approval, at which time the materials would be classified as inventory.

        Research and Development Expenses—Research and development expenses consist of internal research costs and fees paid for contract research in conjunction with the research and development of the Company's proprietary product portfolio. All such costs are expensed as incurred including in-process research and development. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. The Company estimates both the total cost and time period of the trials

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2009

2. Summary of Significant Accounting Policies (Continued)

and the percent completed as of that accounting date. Research and development expenses resulting from contracts that require payments based upon the progress towards completion of certain milestones are estimated based upon the percentage of completion method. The Company believes that the estimates made as of December 31, 2009 are reflective of the actual expenses incurred as of that date.

        The company recognizes in-process research and development in accordance with GAAP. Assets to be used in research and development activities, specifically, compounds that have yet to receive new drug approval from the FDA and would have no alternative use should approval not be given, are immediately charged to expense when acquired.

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

        Fair Value of Financial Instruments—The carrying values of certain of the Company's financial instruments, including cash equivalents and accounts payable approximates fair value due to their short maturities. The fair values of the Company's long-term obligations (see Note 4) are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. The Company estimates that the fair value of its $10.0 million (carrying value) revolving line of credit is approximately $9.6 million and that the fair value of its $2.0 million (carrying value) promissory note is approximately $1.9 million.

        Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has determined that the deferred tax asset does not meet the "more likely than not" criteria under GAAP for income taxes, and, accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero.

        Milestone and Intellectual Property Costs—Milestone and intellectual property costs consist of milestone payments made for agreed-upon achievements in the course of development of the compounds the Company licenses. Milestone payments are expensed when the milestone is achieved.

        Stock-Based Compensation—Stock-based compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation expense is recognized over the period that an employee provides service in exchange for the award. The Company utilizes a Black-Scholes-Merton option pricing model to estimate the fair value of options.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2009

2. Summary of Significant Accounting Policies (Continued)

        Disclosure About Segments of an Enterprise—Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as principally one segment. The chief operating decision-maker is the Chief Executive Officer.

        Recent Accounting Pronouncements—In June 2009, the FASB issued "The FASB Accounting Standards Codification ("ASC") and the Hierarchy of GAAP" which became the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The provisions are included in ASC subtopic 105 and are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The principal effect of this guidance is a change in the referencing of accounting standards and pronouncements from FASB Statements, FASB Interpretations, EITF Abstracts and other sources of official accounting standards to the new codified standards. The adoption of the provisions did not have a material impact on the Company's statements of financial position, results of operations and cash flows.

        In May, 2009, the FASB issued guidance related to subsequent events, which is included in ASC subtopic 855, "Subsequent Events." The provisions require Company management to evaluate events or transactions occurring subsequent to the balance sheet date but prior to the issuance of the financial statements for potential recognition or disclosure in the financial statements and to disclose the results of management's findings in the financial statements. In addition, the provisions identify the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures of such events. This statement is effective for interim or annual periods ending after June 15, 2009. The adoption of the provisions did not have a material impact on the Company's statements of financial position, results of operations and cash flows.

        In December 2007, the FASB issued new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements, which are included in ASC subtopic 810, "Noncontrolling Interests in Consolidated Financial Statements". This guidance changes the accounting and reporting for minority interests, which includes retrospective adjustments to recharacterize noncontrolling interests and classification as a component of equity. The Company's only noncontrolling interest is the ownership, by deCODE Genetics, of the preferred stock of ALS, Inc. The new guidance was effective beginning the first fiscal quarter of 2009. The adoption of this guidance did not have a material impact on the Company's statements of financial position, results of operations and cash flows.

3. Related Party Transactions

        The Company's Chief Executive Officer, Michael T. Flavin Ph.D., loaned $2.0 million to the Company in 2001 (see Note 4). Interest expense related to the note of $158,000, $155,000 and $155,000 was recorded and paid, for the years ended December 31, 2009, 2008 and 2007, respectively.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2009

3. Related Party Transactions (Continued)

        The Company's line of credit with a financial institution is secured by substantially all of the Company's assets, except that the collateral specifically excludes any rights that the Company has as a result of its license agreement with Abbott Laboratories ("Abbott") for cethromycin, and is further secured by 2.5 million shares of the Company's stock held by ALS Ventures, LLC (see Note 4), which is beneficially owned by the Company's Chief Executive Officer.

        The Company leases facilities from the BioStart Property Group ("BioStart"), a wholly-owned subsidiary of Flavin Ventures, which is owned by the Company's Chief Executive Officer. The operating lease expired in September of 2008 and pursuant to the terms of the lease and pending agreement on a lease renewal, the Company leased the facilities on a month-to-month basis. In October 2009, the Company renewed its lease with BioStart. Because of the ownership interest in BioStart held by Flavin Ventures, the Company's audit committee, acting on behalf of the board, oversaw all lease negotiations on behalf of the Company and the board approved the final terms of the Company's lease renewal. The lease, which commenced on October 1, 2009, is for a term of three years and provides the Company with 9,440 square feet of space at a rental rate of $10.50 per square foot. This rate is comparable with market rates for similar office space in the surrounding area. The rental rate increases by 2.5% for the second year and by 3.0% in the final year of the lease term. The lease has a provision allowing the Company to negotiate an amendment to lease additional laboratory and office space should the need arise. Lease payments totaled approximately $235,000, $284,000 and $272,000 for the years ended December 31, 2009, 2008 and 2007, respectively (see Note 10).

        In connection with its lease renewal with BioStart, the Company discontinued the rental of the laboratory and certain office space. In the third quarter of 2009, the Company recorded a non-cash charge of approximately $234,000 to expense capitalized leasehold improvements related to the space no longer leased.

4. Long Term Obligations

        In September 2001, the Company incurred indebtedness under a $2.0 million promissory note with the Chief Executive Officer of the Company, which bears interest at 7.75%. Principal plus any accrued interest was due in a lump sum on January 5, 2010. On January 4, 2010, the note was extended to January 5, 2012 and is therefore classified as a long-term liability in the financial statements. All other terms remained unchanged and in effect. As of December 31, 2009 and December 31, 2008, the Company had $2.0 million outstanding under the note.

        The Company has a $10.0 million revolving line of credit with a financial institution with a maturity date of January 1, 2011, and a fixed interest rate of 8.5%. The line of credit is secured by substantially all of the Company's assets, except that the collateral specifically excludes any rights that the Company may have as a result of its license agreement with Abbott for cethromycin, and is further secured by 2.5 million shares of the Company's common stock held by ALS Ventures, LLC. The credit agreement contains a material adverse change clause, which is subject to the judgment of the lender and, if triggered, can accelerate the payment of the debt. The Company entered into the SEDA with the consent of its lender under the Company's credit facility, which requires the Company to maintain availability under the SEDA of at least $6.0 million at all times unless the bank otherwise consents. In

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2009

4. Long Term Obligations (Continued)

October 2008, the Company issued to the lender as a closing fee warrants for the purchase of 65,000 shares of its common stock at an exercise price of $1.00 per share. The warrants became exercisable upon issuance and will expire five years from the date of the grant. As of December 31, 2009 and 2008, the Company had outstanding under the note $10.0 million and $9.9 million, respectively.

5. Stockholders' Equity (Deficit)

        Authorized Capital—As of December 31, 2009, the authorized capital stock of the Company consists of 120,000,000 shares of voting common stock authorized for issuance with a par value of $0.01 and 5,000,000 shares of undesignated preferred stock which may be issued from time to time in one or more series. The Company has not issued any preferred stock as of December 31, 2009.

6. Noncontrolling Interest

        The Series A preferred stock ("Series A Preferred Stock") of the Company's subsidiary, ALS, Inc., is held by deCODE Genetics ("deCODE") as a result of ALS Inc.'s spin-off from MediChem Life Sciences in January 1999, and MediChem's subsequent acquisition by deCODE Genetics in March 2002.

        As of December 31, 2009, ALS Inc. had 250,000 shares of Series A Cumulative Preferred Stock authorized, issued and outstanding to deCODE. The Series A Preferred Stock is nonvoting except as to certain matters including the issuance of any class of stock ranking prior to the shares of Series A Preferred Stock, or the merger or consolidation of ALS Inc. if such merger would adversely affect the powers, preferences or rights of the Series A Preferred Stock. The Series A Preferred stockholder is entitled to receive dividends payable in cash at the rate of 7.0% per annum per share on the amount of liquidation preference of the shares.

        Liquidation Preferences—Upon dissolution or winding up of ALS Inc., whether voluntary or involuntary, the holders of the shares of the Series A Preferred Stock are entitled to receive a liquidation preference of $10 per share, plus all accrued and unpaid dividends.

        The total liquidation preference values as of December 31, 2009 and 2008 are approximately $4.3 million and $4.2 million respectively, including approximately $1.8 million and $1.7 million of unpaid dividends. Any determination in the future to pay cash dividends will depend on the Company's financial condition, capital requirements, result of operations, contractual limitations and other factors deemed relevant by the Board of Directors.

7. Incentive Stock Plan

        In December 1999, our board of directors and stockholders adopted and approved the Company's Incentive Compensation Plan (the "Plan"). The Plan provides for the grant of stock options and the award of restricted stock to selected officers and consultants of the Company. Options expire 10 years from the date of grant. The Plan provides for graduated vesting whereby options to purchase 1/36th of the shares granted vest at the end of each month following the date of grant. Awards of restricted stock are subject to certain terms, conditions, restrictions and limitations as determined by the board of

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2009

7. Incentive Stock Plan (Continued)

directors. The 1999 plan concluded in 2005 when the final options authorized under the plan were issued.

        In April 2005, our board of directors adopted the 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan permits awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares. In addition, the plan provides an opportunity for the deferral of salary and bonuses into restricted stock units and the deferrals of gains or payments due upon the vesting or exercise of awards under our stock incentive plan. As of December 31, 2009, only non-qualified stock options have been issued under this plan.

        The maximum number of shares of common stock that may be subject to awards under our incentive plans is 4,686,107. Options granted under the 2005 Stock Incentive Plan vest at the discretion of the board of directors and expire 10 years from the date of grant. To date, the vesting term of the options granted under the Plan has ranged from immediate vesting to 3 years. As of December 31, 2009, 897,597 options were available to be granted under the plan.

        The compensation cost that has been charged against income for the Company's Plans was approximately $526,000, $851,000 and $734,000 for 2009, 2008 and 2007, respectively. Since the Company records a full valuation allowance against its deferred tax assets, no tax benefit has been recognized related to these share-based compensation charges.

        The following schedule details the grants under the Company's plan for the year ended December 31, 2009.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	3,123,259	$1.62	7.7	$—
Granted	673,200	$0.69
Exercised	(127,941)	$0.16
Expired	(53,520)	$0.16
Forfeited	(233,292)	$1.09

Outstanding at December 31, 2009	3,381,706	$1.55	7.5	$—

Options exercisable at December 31, 2009	2,204,181	$2.05	6.8	$—

        The weighted-average grant-date fair value of options granted during the years 2009, 2008 and 2007 was approximately $0.56, $0.19 and $1.42, respectively. The fair value of options vested during the years 2009, 2008 and 2007 was approximately $573,000, $688,000 and $676,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was approximately $14,000, $21,000 and $62,000, respectively.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2009

7. Incentive Stock Plan (Continued)

        As of December 31, 2009, there was approximately $480,000 of total unrecognized compensation cost related to unvested stock options granted under the Plans; that cost is expected to be recognized over a period of 3 years.

        Cash received from options exercises under the Plans for the years ended December 31, 2009, 2008 and 2007 was approximately $20,100, $4,100 and $4,600, respectively. The Company issues new shares of common stock as a result of stock option exercises. No tax benefits have been recognized in connection with the stock option exercises due to the Company's net operating losses and full valuation allowance on its deferred tax assets.

        The Company estimates the fair value of each option award on the date of grant using a Black-Scholes-Merton model that uses assumptions noted in the table below:

	2009	2008	2007
Expected volatility	104.0%	71% - 81%	62% - 66%
Weighted-average volatility	104.0%	76.5%	65.5%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	6.0	6.0 - 6.5	6.5
Risk-free rate	2.33%	2.79% - 3.34%	4.63% - 4.65%

        The Company's expected volatility is computed based upon its historical stock price volatility. The Company's dividend yield assumption is based on the fact that it has never paid cash dividends and does not anticipate paying cash dividends in the foreseeable future. The Company's risk-free interest rate assumption is based on yields of US treasury notes in effect at the date of grant. Due to the Company's limited data on stock option exercises, the expected term of options granted is derived from the average of the vesting period and the term of the option as defined in the Plans, following GAAP for determining the expected term of an option.

8. Income Taxes

        Net deferred tax assets consist primarily of net operating loss ("NOL") carryforwards. Realization of future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate future taxable income in the near term. The Company establishes a valuation allowance for deferred tax assets in accordance with GAAP when it is more-likely-than-not that the deferred tax asset will not be realized through future reversals of existing taxable temporary differences and, to a lesser extent, future taxable income. Due to the uncertainty of future earnings, management is unable to predict whether its net deferred tax assets will be realized and, accordingly, has recorded a full valuation allowance against these assets.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2009

8. Income Taxes (Continued)

        NOL carryforwards of approximately $98.3 million for income tax purposes are available to offset future taxable income. In addition, federal tax credits for increasing research and development expenditures of approximately $2.5 million are available to offset future tax. These carryforwards begin to expire in varying amounts beginning in the year 2019. In March 2006, in conjunction with the Company's issuance of common stock to a group of investors in March 2006, the Company had an ownership change as that term is defined in Section 382 of the Internal Revenue Code. Approximately $19.8 million in NOL carryforwards have been limited as a result. Only approximately $4.1 million of the $19.8 million NOL carryforward can be used to offset taxable income in a particular year. If taxable income exceeds $4.0 million in a year, $78.4 million of the unaffected NOL carryforwards are available. If some or all of the $4.1 million NOL is not utilized in a tax year, the excess carries forward. This excess increases the $4.1 million available in the succeeding year. Tax credits have been similarly limited. The Company is in the process of assessing whether the issuances of common stock during 2009 affected this Section 382 limitation and the amount of NOL carryforward available to be used annually in the future; however, as the Company has a full valuation allowance on its deferred tax assets, the outcome of the assessment will not affect the amounts recorded in the financial statements.

        The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of operations or accrued on the balance sheet.

        The Company files tax returns in the U.S., and in the state of Illinois. The Company recently went through an examination for the tax years of 2006 and 2007 by the department of revenue in the state of Illinois. The audit review resulted in no liability to the Company and an audit closure notice was received. The tax years 2004 through 2009 remain open to examination by all other major taxing jurisdictions to which the Company is subject. The Company has not made any cash payments for income taxes since its inception.

        The following is a summary of the significant components of the Company's deferred tax assets as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Net operating losses	$38,328,035	$33,745,721
Stock based compensation	1,236,255	993,113
Depreciation	91,437	112,370
In-process research and development	8,794,221	10,077,422
Other accruals and reserves	361,096	308,758
Less valuation allowance	(48,811,044)	(45,237,384)

Deferred tax asset—net	$—	$—

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2009

8. Income Taxes (Continued)

        The reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	Years ended December 31,
	2009	2008
Tax provision at the statutory federal rate	34%	34%
State income taxes, net of federal income tax benefit	5%	5%
Valuation allowance	(39)%	(39)%

Effective tax rate	0%	0%

9. Employee Benefit Plan

        The Company has established a 401(k) plan that covers all employees who meet minimum eligibility requirements. Eligible persons can defer a portion of their annual compensation into the 401(k) plan subject to certain limitations imposed by the Internal Revenue Code. Employees' elective deferrals are immediately vested upon contribution to the 401 (k) plan. The company matches employee contributions at a rate of 50% up to 6% of the employee's annual salary. Company contributions vest 25% per year after the first year of service has been completed. Approximately $74,000, $83,000 and $72,000 were recognized as expense in 2009, 2008 and 2007, respectively.

10. Commitments

        Lease Obligations—The Company leases facilities from the BioStart, a wholly-owned subsidiary of Flavin Ventures, which is owned by the Company's Chief Executive Officer. The operating lease expired in September of 2008 and pursuant to the terms of the lease and pending agreement on a lease renewal, the Company leased the facilities on a month-to-month basis. In October 2009, the Company renewed its lease with BioStart as discussed further in Note 3. Additionally, the Company leases certain capital equipment under a capital lease.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2009

10. Commitments (Continued)

        Minimum annual payments under operating leases and the present value of minimum capital lease payments as of December 31, 2009 are as follows:

	Operating Leases	Capital lease Obligations
Year ending December 31,
2010	$99,740	$4,655
2011	102,360	—
2012	78,485	—
2013	—	—
2014	—	—

Total	$280,585	4,655

Less amount representing interest		304

Present value of minimum lease payments		$4,351

        Rental expense relating to the lease with BioStart totaled approximately $194,000, $241,000 and $230,000 in 2009, 2008 and 2007, respectively. Common area maintenance expense totaled approximately $41,000, $43,000 and $41,000 in 2009, 2008 and 2007, respectively.

        Employment Contracts—The Company has employment contracts with certain executive officers. In the event of termination without cause, the contracts provide for severance benefits ranging from 12 to 36 months of salary and benefit continuation.

        Vendor Contracts—The Company administers its cethromycin program largely under contracts with third parties. Through December 31, 2009, contracts totaling $46.9 million have been executed related to the cethromycin program, which includes the development, commercialization, regulatory review and pre-launch activities associated with cethromycin as well as anthrax-related studies. To date the Company has paid $46.8 million under these contracts and the remaining balance of $0.1 million is expected to be paid in the first quarter of 2010. Subcontractor arrangements in connection with the DTRA award grant are expected to be approximately $3.1 million over a two-year period which began in August 2008. Through December 31, 2009 the Company has paid $1.5 million related to these agreements. In addition, to date the Company has executed $1.2 million in contracts related to the ALS-357 program. Through December 31, 2009 the Company has paid $0.3 million related to these contracts and the remaining balance of $0.9 million would be paid over the life of the program which the Company estimates to be two to three years. The commencement of clinical trials to study ALS-357 as a topical treatment for patients with metastatic melanoma may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2009

10. Commitments (Continued)

        Grant Payable—In April 2005, the Company was awarded a $500,000 grant from the State of Illinois to fund expansion of its corporate headquarters in Woodridge, Illinois. Under the terms of the grant, the Company is to create 100 full-time jobs at its corporate headquarters between January 31, 2005 and December 31, 2010 ("grant period"). Under the current terms of the agreement, if the Company does not create the specified number of full-time jobs, it is required to repay the grant proceeds on a pro-rata basis of actual jobs created compared to the total defined in the grant within 45 days of the expiration or termination of the agreement. The entire grant has been spent and therefore the $500,000 has been classified as a long-term liability as the Company must create and maintain positions created during the grant period through December 31, 2010. Through December 31, 2009, four new jobs have been created and retained since the grant was awarded.

11. Research and Development Alliances

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

        As previously disclosed in a Form 8-K filed with the SEC on March 30, 2009, the Company alleged in a notice of dispute delivered to Abbott Laboratories that Abbott had breached its obligations under the license agreement for cethromycin entered into between the Company and Abbott on December 13, 2004. Subsequent to delivering the notice of dispute, the Company initiated arbitration proceedings against Abbott under the alternative dispute resolution provisions of the license agreement. On September 30, 2009, prior to the completion of arbitration proceedings, the Company and Abbott entered into a binding term sheet in settlement of the dispute. The binding term sheet provides for certain amendments to the license agreement. The license agreement was amended to restructure the $30.0 million lump sum milestone payment due from the Company to Abbott upon U.S. regulatory approval of cethromycin, such that $20.0 million is payable within twenty days of U.S. regulatory approval, $5.0 million is payable within 6 months of U.S. regulatory approval and $5.0 million is payable within 12 months of U.S. regulatory approval. In addition, the license agreement was amended to reduce the royalty due from the Company to Abbott by two percentage points per tier such that the Company will owe Abbott royalty payments of 17% on the first $100.0 million of aggregate net sales of cethromycin, 16% on net sales once aggregate net sales exceed $100.0 million but are less than $200.0 million, and 15% on all net sales once aggregate net sales exceed $200.0 million. Finally, the terms to pay to Abbott $2.5 million upon cethromycin reaching $200.0 million in aggregate net sales and $5.0 million upon the drug reaching $400.0 million in aggregate net sales was unchanged.

        Pfizer—In September 2008, the Company entered into a development and commercialization agreement with Pfizer for cethromycin in the Asia Pacific region excluding Japan. The Company will retain exclusive rights to cethromycin in the rest of the world, including North America and Europe excluding Japan. In addition to future royalty payments, the Company would receive milestone and regulatory payments based on successful achievement of clinical, regulatory and commercial objectives

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2009

11. Research and Development Alliances (Continued)

in specific markets. The Company will collaborate to develop additional clinical data in the Asia Pacific region to support regulatory filings in that region.

        In connection with its entry into a development and commercialization agreement, the Company entered into a stock purchase agreement with Pfizer. Under the terms of agreement, Pfizer made an up-front investment in the Company by purchasing 1,888,606 shares of its common stock at a price of $0.908 per share for approximately $1.7 million, net of offering expenses, representing approximately 4.9% of the Company's total then outstanding shares.

        University of Illinois at Chicago—In December 1999, the Company entered into a license agreement with the University of Illinois at Chicago ("UIC") to license an anti-melanoma compound. In consideration of the exclusive, world-wide license, the Company paid an upfront license fee of $15,000 upon the execution of the agreement. The Company is obligated to make up to $135,000 in aggregate milestone payments upon the achievement of certain objectives. In December 2004, the Company filed an IND with the FDA for the anti-melanoma compound which triggered a $10,000 milestone payment to UIC which was classified as research and development expense. Under the terms of the agreement, the Company is obligated to reimburse UIC for patent protection costs which totaled approximately $18,000, $54,000 and $41,000 in 2009, 2008 and 2007, respectively. In addition, the Company must pay royalties equal to 6% of net sales to UIC based on sales of the licensed compound by the Company or its affiliates or sublicensees, as well as a percentage of all other income the Company receives from sublicensees, but in any event, a minimum royalty of $5,000 annually once commercial sales commence.

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

12. Net Loss Per Share Available to Common Shareholders

        Basic loss per share available to common shareholders is computed by dividing net loss available to common shareholders by the number of weighted average common shares outstanding during the reporting period. Diluted loss per share available to common shareholders is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The computation of diluted shares outstanding for the periods ended December 31, 2009, 2008 and 2007 excludes incremental shares of 13,673,867, 13,415,420 and 12,075,661 related to employee stock options and warrants. These shares are excluded due to their anti-dilutive effect as a result of the Company's losses for the years ended December 31, 2009, 2008 and 2007.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2009

13. Unaudited Quarterly Financial Data

        Selected quarterly data for 2009 and 2008 is as follows:

	2009
	First	Second	Third	Fourth
Revenue	$411,485	$706,814	$616,940	$1,057,952
Research and development expenses	934,769	1,309,050	916,241	1,302,221
Selling, general and administrative expenses	1,508,953	1,690,505	2,201,684	921,706
Operating loss	(2,032,237)	(2,292,741)	(2,500,985)	(1,165,975)
Net loss available to common shareholders	(2,326,973)	(2,612,558)	(2,901,996)	(1,496,704)
Loss per share available to common shareholders:
Basic and Diluted	$(0.06)	$(0.06)	$(0.05)	$(0.02)

	2008
	First	Second	Third	Fourth
Revenue	$—	$—	$32,006	$208,824
Research and development expenses	1,868,054	1,690,088	11,240,032	911,120
Selling, general and administrative expenses	1,726,366	1,682,604	1,828,607	1,878,971
Operating loss	(3,594,420)	(3,372,692)	(13,036,633)	(2,581,267)
Net loss available to common shareholders	(3,585,884)	(3,442,662)	(13,132,416)	(2,817,907)
Loss per share available to common shareholders:
Basic and Diluted	$(0.09)	$(0.09)	$(0.34)	$(0.07)

        Earnings per share amounts for each quarter are required to be computed independently and, when summed may not equal the amount computed for the total year.

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

Management Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets to the Company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of the Company's assets that could have a material effect on the financial statements.

        Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

        Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework". Based on our assessment we believe that, as of December 31, 2009, our internal control over financial reporting is effective, at a reasonable assurance level, based on those criteria.

        This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Board of Directors and Executive Officers" contained in our Notice of Annual Stockholders' Meeting and Proxy Statement to be filed within 120 days after the end of our fiscal year (the "2010 Proxy Statement").

Item 11.    Executive Compensation.

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Executive Compensation" within the 2010 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Stock Ownership" within the 2010 Proxy Statement.

Equity Compensation Plan Information

        The following table sets forth information regarding all securities that could be issued through the exercise of stock options and warrants:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securites remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,673,867	$2.62	897,597
Equity compensation plans not approved by security holders	—	—	—

Total	13,673,867	$2.62	897,597

Item 13.    Certain Relationships and Related Transactions.

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Certain Transactions" within the 2010 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Fees of Independent Registered Public Accounting Firm and Audit Committee Report" within the 2010 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)   (1)    Financial Statements

          The following consolidated financial statements of Advanced Life Sciences Holdings, Inc. are included in Part II, Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008, 2007 and period from inception (January 1, 1999) through December 31, 2009
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2009, 2008, 2007 and period from inception (January 1, 1999) through December 31, 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, 2007 and period from inception (January 1, 1999) through December 31, 2009
Notes to the Consolidated Financial Statements
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

(b)   Exhibits:

        See Item 15(a)(3) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on the 10th day of March, 2010.

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

Signature	Title	Date

/s/ MICHAEL T. FLAVIN, PH. D. Michael T. Flavin, Ph. D.	Chairman and Chief Executive Officer (Principal Executive Officer)	March 10, 2010
/s/ JOHN L. FLAVIN John L. Flavin	President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 10, 2010
/s/ SCOTT F. MEADOW Scott F. Meadow	Director	March 10, 2010
/s/ THERON E. ODLAUG, PH.D. Theron E. Odlaug, Ph. D.	Director	March 10, 2010
/s/ TERRY W. OSBORN, PH.D. Terry W. Osborn, Ph. D.	Director	March 10, 2010
/s/ RICHARD A. RECK Richard A. Reck	Director	March 10, 2010

Signature	Title	Date

/s/ ISRAEL RUBINSTEIN, M.D. Israel Rubinstein, M.D.	Director	March 10, 2010
/s/ ROSALIE SAGRAVES, PHARM. D. Rosalie Sagraves, Pharm. D.	Director	March 10, 2010
/s/ THOMAS V. THORNTON Thomas V. Thornton	Director	March 10, 2010

EXHIBIT INDEX

Exhibit No.		Description
3.1		Second Amended and Restated Certificate of Incorporation of Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-3 as exhibit 4.1 on April 8, 2009)
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
4.2
Standby Equity Distribution Agreement, dated as of September 29, 2008, by and between the Company and YA Global Investments L.P. (as filed in our Current Report on Form 8-K as exhibit 4.1 on October 3, 2008)
4.3		Form of Warrant to Purchase Shares of Common Stock of Advanced Life Sciences Holdings, Inc. Stock. (as filed in our Current Report on Form 8-K as exhibit 4.2 on March 2, 2006)
4.4		Form of Warrant to Purchase Shares of Common Stock of Advanced Life Sciences Holdings, Inc. Stock. (as filed in our Current Report on Form 8-K as exhibit 4.2 on December 12, 2007)
4.5
Warrant issued to The Leaders Group, Inc. to purchase 14,887 shares of our common stock at $5 per share, dated as of December 21, 2004 (as filed in our Amended Registration Statement on Form S-1/A as exhibit 4.2 on June 3, 2005)
4.6
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

Exhibit No.		Description
10.6	**	Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and David Eiznhamer, Ph.D. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.7 on November 14, 2007)
10.7	**	Amended and Restated Employment Agreement, dated May 2, 2008, between Advanced Life Sciences, Inc. and Michael J. Cogan (as filed in our Quarterly Report on Form 10-Q as exhibit 10.1 on May 7, 2008)
10.8	**
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
10.10
Development and Commercialization Agreement by and between Pfizer (formerly Wyeth) acting through its Pfizer (formerly Wyeth) Pharmaceuticals Division and Advanced Life Sciences Holdings, Inc., dated as of September 23, 2008 (as filed in our Quarterly Report on Form 10-Q as exhibit 10.11 on November 6, 2008)
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
10.28
Amended and Restated Commercial Pledge Agreement between ALS Ventures, LLC, Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008 (as filed in our Quarterly Report on Form 10-Q as exhibit 10.9 on November 6, 2008)
10.29
Agreement to Provide Insurance between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008 (as filed in our Quarterly Report on Form 10-Q as exhibit 10.10 on November 6, 2008)
10.30
Condition Precedent Waiver between Advanced Life Sciences, Inc. and YA Global Investments, L.P., dated as of November 19, 2008. (as filed in our Amendment No. 1 to Registration Statement on Form S-3 on Form S-1 as exhibit 10.30 on November 19, 2008)
10.31
Binding Term Sheet, dated September 30, 2009, by and between Abbott Laboratories and Advanced Life Sciences Holdings, Inc. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.1 on November 10, 2009)
10.32
New Lease Agreement, dated October 29, 2009, by and between Advanced Life Sciences, Inc. and BioStart Property Group, LLC (as filed in our Current Report on Form 8-K as exhibit 10.1 on November 2, 2009)
10.33
Amended and Restated Promissory Note Loan Amendment dated January 4, 2010, between Advanced Life Sciences Holdings, Inc. and Michael T. Flavin. (as filed in our Current Report on Form 8-K as exhibit 10.1 on January 4, 2010)

Exhibit No.		Description
21.1		Subsidiaries of Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 21.1 on April 28, 2005)
21.2		Form of Indemnification Agreement (as filed in our Amended Registration Statement on Form S-1/A as exhibit 10.21 on June 3, 2005)
23.1	*	Consent of Deloitte & Touche LLP
23.2		Consent of Deloitte & Touche LLP (as filed in our Amendment No. 1 to Registration Statement on Form S-3 on Form S-1 as exhibit 23.1 on November 19, 2008)
23.3		Consent of Winston & Strawn LLP (as filed in our Amendment No. 2 to Registration Statement on Form S-3 on Form S-1 as exhibit 5.1 on December 3, 2008)
24.1		Power of Attorney (as filed in our Registration Statement on Form S-3 as exhibit 24.1 on October 21, 2008)
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)
Filed herewith.

(**)
Compensatory plan or arrangement.