Form 10-Q
period 2010-03-31
Advanced Life Sciences Holdings, Inc.
filed 2010-05-10
CIK 1322734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2010

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

As of  May 6, 2010, the registrant had 100,372,067 shares of common stock, $0.01 par value per share, outstanding.

ADVANCED LIFE SCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTITY)
INDEX

Form 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)
Item 1.	Consolidated Financial Statements:
Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009
Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 and for the period from inception (January 1, 1999) through March 31, 2010
Consolidated Statements of Total Equity (Deficit) for period from inception (January 1, 1999) through March 31, 2010
Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and for the period from inception (January 1, 1999) through March 31, 2010
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
Exhibit Index

PART I — FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,787,456	$2,841,801
Grant receivable	283,526	530,219
Prepaid insurance	122,233	111,761
Other prepaid expenses and deposits	133,520	88,535

Total current assets	3,326,735	3,572,316

PROPERTY AND EQUIPMENT:
Furniture and fixtures	214,380	244,072
Computer software and equipment	258,786	258,786
Leasehold improvements	177,253	177,253

Total property and equipment—at cost	650,419	680,111
Less accumulated depreciation	(606,019)	(624,158)

Property and equipment—net	44,400	55,953

OTHER ASSETS:
Commercial launch materials	2,760,936	2,760,936
Deferred offering and financing costs	10,174	13,566
Other long-term assets	25,000	25,000

Total other assets	2,796,110	2,799,502

TOTAL ASSETS	$6,167,245	$6,427,771

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$549,023	$604,334
Accrued payroll	416,896	664,436
Other accrued expenses	362,265	661,504
Accrued interest payable	73,194	73,194
Short-term lease payable	—	4,350
Line of credit	3,000,000	—
Short-term grant payable	500,000	—

Total current liabilities	4,901,378	2,007,818

Long-term grant payable	—	500,000
Long-term notes payable - related party	2,000,000	2,000,000
Line of credit	7,000,000	10,000,000

Total liabilities	13,901,378	14,507,818

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT):
Common stock, $0.01 par value—120,000,000 shares authorized; 100,372,067 issued and outstanding at March 31, 2010; 84,925,010 shares issued and outstanding at December 31, 2009	1,003,721	849,250
Additional paid-in capital	124,789,598	122,621,392
Deficit accumulated during the development stage	(133,527,452)	(131,550,689)
Noncontrolling interest in subsidiary	—	—

Total equity (deficit)	(7,734,133)	(8,080,047)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$6,167,245	$6,427,771

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			Period From
			Inception
			(January 1, 1999)
	Three months ended March 31,		Through
	2010	2009	March 31, 2010
Revenue:
Management fees	$—	$—	$1,161,180
Grants	479,824	411,485	4,549,416
Royalty—related party	—	—	45,238

Total revenue	479,824	411,485	5,755,834

Expenses:
Research and development	864,204	934,769	95,906,886
Contracted research and development—related party	—	—	7,980,299
Selling, general and administrative	1,341,829	1,508,953	34,713,315

Total expenses	2,206,033	2,443,722	138,600,500

Loss from operations	(1,726,209)	(2,032,237)	(132,844,666)

Net other (income) expense:
Interest income	(5,435)	(1,732)	(2,965,858)
Interest expense	255,989	252,718	4,441,604
Other (income) expense, net	—	—	146,092
Gain on sale of interest in Sarawak Medichem Pharmaceuticals joint venture	—	—	(939,052)

Net other (income) expense	250,554	250,986	682,786

Net loss	(1,976,763)	(2,283,223)	(133,527,452)

Less net loss attributable to the noncontrolling interest in subsidiary	—	—	—

Net loss attributable to Advanced Life Sciences Holdings, Inc.	(1,976,763)	(2,283,223)	(133,527,452)

Less accumulated preferred stock dividends of subsidiary for the period	43,750	43,750	1,888,542

Net loss available to common shareholders	$(2,020,513)	$(2,326,973)	$(135,415,994)

Net loss per share available to common shareholders - basic and diluted	$(0.02)	$(0.06)

Weighted average shares outstanding - basic and diluted	92,642,185	41,779,634

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Noncontrolling
	Common Stock		Paid-in	Development	Interest
	Shares	Amount	Capital	Stage	in Subsidiary	Total

BALANCE—January 1, 1999 (inception)	—	$—	$—	$—	$—	$—

Issuance of stock (at inception)	1,588,000	250,000	—	—	—	250,000
Issuance of common stock, net of offering costs (August 2005)	6,721,814	67,218	29,210,558	—	—	29,277,776
Issuance of common stock, net of offering costs (March 2006)	10,233,464	102,335	33,266,653	—	—	33,368,988
Issuance of common stock, net of offering costs (December 2007)	10,191,083	101,911	17,700,186	—	—	17,802,097
Issuance of common stock, net of offering costs (September 2008)	1,888,606	18,886	1,634,193	—	—	1,653,079

Exchange of shares under recapitalization (December 2004)	(1,629,685)	(256,563)	—	—	—	(256,563)
Issuance of shares under recapitalization (December 2004)	9,482,015	94,820	161,743	—	—	256,563
Capital contributions (December 2004)	—	—	12,711,330	—	—	12,711,330
Issuance of 14,887 warrants (December 2004)	—	—	11,898	—	—	11,898
Issuance of common stock in exchange for licenses (December 2004)	1,122,569	11,226	8,988,774	—	—	9,000,000
Issuance of common stock in exchange for reduction of milestones payable (August 2005)	600,000	6,000	3,000,000	—	—	3,006,000
Modification of 14,887 warrants (August 2005)	—	—	18,925	—	—	18,925
Issuance of common stock as payment for commitment fees (September 2008)	393,339	3,933	296,067	—	—	300,000
Issuance of 65,000 warrants (October 2008)	—	—	7,445	—	—	7,445
Issuance of common stock under standby equity distribution agreements, net of offering costs (2009)	43,986,137	439,862	12,475,173	—	—	12,915,035

Issuance of stock related to option exercises (since inception)	347,668	9,622	49,869	—	—	59,491

Compensation expense related to stock options (since inception)	—	—	3,088,578	—	—	3,088,578

Net loss (since inception)	—	—	—	(131,550,689)	—	(131,550,689)

BALANCE—December 31, 2009	84,925,010	849,250	122,621,392	(131,550,689)	—	(8,080,047)

Issuance of common stock under standby equity distribution agreements, net of offering costs	15,447,057	154,471	2,092,529	—	—	2,247,000
Compensation expense related to stock options	—	—	75,677	—	—	75,677

Net loss	—	—	—	(1,976,763)	—	(1,976,763)

BALANCE—March 31, 2010	100,372,067	$1,003,721	$124,789,598	$(133,527,452)	$—	$(7,734,133)

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Inception
			(January 1, 1999)
	Three months ended March 31,		Through
	2010	2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,976,763)	$(2,283,223)	$(133,527,452)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	10,185	34,344	958,662
Non-cash interest expense	3,392	3,694	126,132
Stock compensation expense	75,677	168,855	3,164,255
Non-cash research and development	—	—	24,466,667
Non-cash settlement of milestone payment	—	—	6,000
Gain on sale of interest in Sarawak Medichem Pharmaceuticals (SMP)	—	—	(939,052)
(Gain) loss on disposal	(1,435)	10,493	256,553
Changes in operating assets and liabilities:
Clinical supplies	—	—	533,333
Accounts receivable	246,693	(71,445)	(283,526)
Prepaid expenses	(55,457)	97,216	(264,301)
Commercial launch materials	—	—	(2,760,936)
Other assets	—	—	(16,452)
Accounts payable	(55,311)	483,080	549,023
Accrued expenses	(546,779)	(103,661)	779,163
Licenses payable	—	—	(11,000,000)
Accrued interest on debt	—	26,198	651,257

Net cash flows from operating activities	(2,299,798)	(1,634,449)	(117,300,674)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,466)	(1,098,167)
Proceeds from the sale of SMP	—	—	939,052
Proceeds from the sales of investments	—	—	31,557,158
Purchase of investments	—	—	(31,557,158)

Net cash flows from investing activities	—	(5,466)	(159,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	2,247,000	554,471	104,798,549
Proceeds from issuance of note payable and line of credit	—	85,000	15,103,691
Proceeds from grants	—	—	500,000
Proceeds from stock options exercised	—	—	59,491
Payments for financing fees	—	(36,039)	(53,039)
Payments on capital leases	(1,547)	(1,993)	(161,447)

Net cash flows from financing activities	2,245,453	601,439	120,247,245

NET (DECREASE) INCREASE IN CASH	(54,345)	(1,038,476)	2,787,456

CASH—Beginning of period	2,841,801	1,527,108	—

CASH—End of period	$2,787,456	$488,632	$2,787,456

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid during the period for interest	$252,598	$224,179	$3,666,769

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Purchase of property and equipment under capital leases	—	—	164,249
Noncash financing activity:
Issuance of common shares for licenses	—	—	9,000,000
Issuance of common shares for reduction of milestone payment	—	—	3,000,000
Debt discount	—	—	30,823
SEDA and financing related costs	—	—	337,445

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

1.              Summary of Significant Accounting Policies

Nature of Business- Advanced Life Sciences Holdings, Inc. and its subsidiary Advanced Life Sciences, Inc. (together, the “Company”) conduct new drug research and development in the fields of infectious disease, oncology and respiratory disease.  Since inception, the Company has devoted substantially all of its efforts to activities such as financial planning, capital raising and product development, and has not derived significant revenues from its primary business activity.  Accordingly, the Company is in the development stage, as defined by the accounting principles generally accepted in the United States of America (“GAAP”) for development stage enterprises.

The Company is subject to risks and uncertainties common to drug discovery companies, including technological change, potential infringement on intellectual property of third parties, new product development, regulatory approval and market acceptance of its products, activities of competitors and its limited operating history.

Basis of Presentation- The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made.  Therefore, these consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements for the year ended December 31, 2009 and notes thereto. The consolidated financial statements include the accounts of the Advanced Life Sciences Holdings, Inc. and its wholly-owned subsidiary Advanced Life Sciences, Inc. (“ALS Inc.”)  All intercompany balances and transactions have been eliminated.  The results of operations for any interim period are not necessarily indicative of the results of operations expected for the full year.

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

The Company has incurred losses since its incorporation in January 1999 and has funded its operations to date primarily from debt financings and capital contributions from its founder and Chief Executive Officer, proceeds from the initial public offering and subsequent private placements, including issuances of common stock under two Standby Equity Distribution Agreements.  In March 2010, the Company filed a Registration Statement on Form S-1 with the SEC relating to a proposed offering of common stock and warrants.  If the Company is successful with an offering and raises additional capital by issuing equity securities, its shareholders could experience substantial dilution. In addition, as a result of the Company’s continued losses and current cash and financing position, realization of assets or liquidation of liabilities without substantial adjustments is uncertain. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Given this uncertainty, there is substantial doubt as to the Company’s ability to continue as a going concern.

In order to continue its business activities during 2010, the Company intends to raise additional capital by issuing additional common shares and by licensing its lead compound, cethromycin (RestanzaTM), to commercial partners.  The Company believes, based upon current market conditions, additional commercial partnership agreements would include a series of milestone payments, including up-front milestones that would fund the Company’s continued operations.  Although management believes the Company could secure additional commercial partnerships, there can be no assurances that such partnerships will be available at terms acceptable to the Company, if at all.

2.              Private Placements

In March 2010, the Company and YA Global Master SPV Ltd. (“YA SPV”), an affiliate of Yorkville Advisors, agreed to terminate the Standby Equity Distribution Agreement dated June 19, 2009 (the “SEDA”).  The Company had sold to YA SPV 49,549,200 million shares of its common stock and raised approximately $11.7 million under the SEDA prior to its termination.  Shares of common stock sold under the SEDA in excess of $9.0 million were sold with the consent of the Company’s lender under the Company’s credit facility.

In June 2009, the Company and YA Global Investments, L.P. (“YA Global”), an affiliate of Yorkville Advisors,  terminated a prior Standby Equity Distribution Agreement dated September 29, 2008 (“Former SEDA”).  For the period of January 1, 2009 through the end of the Former SEDA, the Company issued 9,883,994 shares to YA Global and received approximately $3.9 million.  In addition, in September 2008, the Company paid YA Global a commitment fee of $300,000 by issuing 393,339 shares of the Company’s common stock.

3.            Related Party Transactions

The Company’s Chief Executive Officer, Michael T. Flavin Ph.D., loaned $2.0 million to the Company in 2001 (see Note 4).  Interest expense of approximately $39,000 was recorded related to the loan for the three months ended March 31, 2010 and 2009.  In May 2010, Michael T. Flavin Ph.D. agreed to exchange this outstanding indebtedness for newly-issued units, at the same price per unit as those sold in the proposed offering of common stock and warrants. This exchange is contingent upon the Company receiving at least $10.0 million in gross proceeds from the public offering. The promissory note would be cancelled and retired upon effectiveness of the exchange.

In May 2010, the Company amended its loan agreement with a financial institution.  As part of the amendment, the Company’s Chief Executive Officer provided a $1.5 million personal guarantee to the loan facility and will be released of his guarantee upon receipt of a $1.5 million payment from the Company to the lender by July 1, 2010 (see Note 4).

The Company leases facilities from the BioStart Property Group (“BioStart”), a wholly-owned subsidiary of Flavin Ventures, which is owned by the Company’s Chief Executive Officer.  The lease, which commenced on October 1, 2009, is for a term of three years and provides the Company with 9,440 square feet of space at an annual rental rate of $10.50 per square foot.  The rental rate increases by 2.5% for the second year and by 3.0% in the final year of the lease term. The lease has a provision allowing the Company to negotiate an amendment to lease additional laboratory and office space should the need arise.  Lease obligations totaled approximately $40,000 and $84,000 for the three months ended March 31, 2010 and 2009, respectively.

4.            Debt Obligations

In September 2001, the Company incurred indebtedness under a $2.0 million promissory note with the Chief Executive Officer of the Company, which bears interest at 7.75%.  On January 4, 2010, the note was extended to January 5, 2012 and is therefore classified as a long-term liability in the financial statements. All other terms remained unchanged and in effect.  As of March 31, 2010 and December 31, 2009, the Company had $2.0 million outstanding under the note.

The Company has a revolving line of credit with a financial institution under which the Company had $10.0 million outstanding as of March 31, 2010 and December 31, 2009. In May 2010, the Company received a commitment to extend the loan maturity by one year to January 1, 2012, under its loan facility with its lender in exchange for the Company taking the following steps.  The Company has reduced the outstanding loan balance to $8.5 million and will further reduce the balance by an additional $1.5 million by July 1, 2010.  The Company’s Chief Executive Officer, Michael T. Flavin, Ph.D., will provide a personal guarantee to the loan facility and will be released of his guarantee upon receipt of a $1.5 million payment from the Company to the lender by July 1, 2010.  Accordingly, $3.0 million of the outstanding loan balance is classified as a current liability and $7.0 million a long-term liability on the March 31, 2010 balance sheet.  The Company has also agreed to further reduce the loan balance by an additional $1.0 million no later than April 1, 2011.  In addition, the interest rate on the outstanding loan balance will increase from 8.5% to 10.0%. The Company will also issue 500,000 warrants priced upon closing of the loan documents and an additional 500,000 warrants will be issued and priced one year after the closing.  The Company also agreed that the line of credit is secured by substantially all of its assets.  All other terms of the loan remained unchanged.

5.              Fair Value of Financial Instruments

The carrying values of certain of the Company’s financial instruments, including cash equivalents and accounts payable, approximate fair value due to their short maturities.  The fair values of the Company’s long-term obligations (see Note 4) are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk.  As of March 31, 2010, the Company estimates that the fair value of its $10.0 million (carrying value) revolving line of credit is approximately $9.6 million and that the fair value of its $2.0 million (carrying value) promissory note is approximately $1.9 million.

6.              Commitments

Vendor Contracts- The Company administers its cethromycin program largely under contracts with third parties.  Through March 31, 2010, contracts totaling $47.2 million have been executed related to the cethromycin program, which includes the development, commercialization, regulatory review and pre-launch activities associated with cethromycin as well as anthrax-related studies.  To date the Company has paid $46.9 million under these contracts and the remaining balance of $0.3 million is expected to be paid by the end of the year.  Subcontractor arrangements in connection with the Defense Threat Reduction Agency (“DTRA”) award grant are expected to be approximately $2.7 million over a two-year period which began in August 2008.  Through March 31, 2010 the Company has paid $2.4 million related to these agreements.  In addition, to date the Company has executed $1.2 million in contracts related to the ALS-357 program.  Through March 31, 2010 the Company has paid $0.3 million related to these contracts and the remaining balance of $0.9 million would be paid over the life of the program which the Company estimates to be two to three years.  The commencement of clinical trials to study ALS-357 as a topical treatment for patients with metastatic melanoma may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, and the eligibility criteria for the clinical trial.

Grant Payable- In April 2005, the Company was awarded a $500,000 grant from the State of Illinois to fund expansion of its corporate headquarters in Woodridge, Illinois.  Under the terms of the grant, the Company is to create 100 full-time jobs at its corporate headquarters between January 31, 2005 and December 31, 2010 (“grant period”).  Under the current terms of the agreement, if the Company does not create the specified number of full-time jobs, it is required to repay the grant proceeds on a pro-rata basis of actual jobs created compared to the total defined in the grant within 45 days of the expiration or termination of the agreement.  The entire grant has been spent and therefore the $500,000 has been classified as a current liability as the Company must create and maintain positions created during the grant period through December 31, 2010.    Through March 31, 2010, four new jobs have been created and retained since the grant was awarded.

7.              Stock Option Grants

The Company did not grant stock options during the three months ended March 31, 2010 and 2009.  The Company recognized compensation expense totaling approximately $76,000 and $169,000 for the three months ended March 31, 2010 and 2009, respectively.

8.              Net Loss Per Share

Basic loss per share is computed by dividing net loss by the number of weighted average common shares outstanding during the reporting period.  Diluted loss per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.  The computation of diluted shares outstanding for the periods ended March 31, 2010 and 2009 excludes incremental shares of 13,560,550 and 13,356,138 respectively, related to outstanding employee stock options and warrants.  These shares are excluded due to their anti-dilutive effect as a result of the Company’s net losses for the periods ended March 31, 2010 and 2009.

9.              Recent Accounting Pronouncements

In January 2010, the FASB issued updated accounting guidance related to the accounting for fair value measurements and disclosures, which are included in ASC Update No. 2010-06, “Improving Disclosures About Fair Value Measurements”.   The update requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in ASC 820. The objective is to improve these disclosures and, thus, increase the transparency in financial reporting. The statement is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of the provisions did not have a material impact on the Company’s statements of financial position, results of operations and cash flows.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs in the areas of infectious disease, oncology and respiratory disease. Using our internal discovery capabilities and our network of pharmaceutical and academic partners, we have assembled a promising pipeline of clinical and preclinical product candidates.  Our most advanced product candidate, cethromycin (RestanzaTM), is a novel once-a-day oral antibiotic that completed two pivotal Phase III clinical trials in community acquired bacterial pneumonia (“CABP”).  We have an exclusive worldwide license (excluding Japan) from Abbott Laboratories to develop and commercialize cethromycin. Cethromycin is also being developed as a bio-defense agent for use in the treatment of anthrax and other potential broad-spectrum medical countermeasures.  We also have product candidates in earlier stages of development for the treatment of indications including respiratory distress caused by inflammation-related tissue damage and malignant melanoma.

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

Development Update — Cethromycin CABP Program

In March 2010, we met with officials from the FDA’s Anti-Infectives Division to gain clarity on the registration pathway for cethromycin. This meeting followed the December 9, 2009 FDA Anti-Infective Drugs Advisory Committee (“AIDAC”) meeting which discussed clinical trial design issues for CABP relative to the earlier, March 2009, FDA CABP guidance document. In the meeting, the FDA guided that, to assess the approvability for cethromycin to treat CABP, we should establish a special protocol assessment (“SPA”) using a superiority clinical trial design comparing cethromycin to a marketed macrolide antibiotic in two clinical trials.

In light of this guidance, we are working with the FDA to finalize a SPA using a superiority design for the outpatient CABP indication. Clinical cure rate in a macrolide-resistant Streptococcus pneumoniae (“MRSP”) population will be the primary endpoint.

Background

We submitted the cethromycin NDA in September, 2008 based on the results of 53 clinical studies including 2 pivotal phase III studies wherein cethromycin demonstrated non-inferiority to Biaxin® in mild-to-moderate CABP.

On June 2, 2009, the FDA AIDAC reviewed the cethromycin NDA. The AIDAC voted that cethromycin demonstrated safety for the outpatient treatment of adults with mild-to-moderate CABP, but voted that cethromycin did not demonstrate efficacy in the treatment of CABP in light of the new FDA draft CABP guidance which was published in March of 2009.

On July 31, 2009 the FDA provided a complete response letter to us indicating that further clinical work would be required for the approval of cethromycin in CABP. Our pivotal phase III program was designed and conducted under prior FDA guidance and before the new draft guidance document was released.

Over the past two years, the FDA has been conducting public workshops and advisory panels to discuss clinical trial design issues in CABP culminating in a draft guidance document published in March of 2009. Public comments were received in response to the draft guidance and an AIDAC meeting was held in December of 2009 to further discuss and resolve the CABP clinical design issues.

If cethromycin is approved for marketing by the FDA, we plan to sell cethromycin using commercial partners to access the primary care physician market and to build and utilize a focused internal sales force that will market directly to early adopters such as, but not limited to, pulmonary medicine and infectious disease physicians.  In September 2008, we entered into a development and commercialization agreement for cethromycin with Pfizer in the Asia Pacific region (excluding Japan). We will retain exclusive rights to cethromycin in the rest of the world (excluding Japan), including North America and Europe.  In addition to future royalty payments, we would receive milestone and regulatory payments based on successful achievement of clinical, regulatory and commercial objectives in specific markets. We will collaborate with Pfizer to develop additional clinical data in the Asia Pacific region to support regulatory filings in that region.   Discussions with other potential commercial partners focused on other geographical markets such as the European Union and the United States are ongoing.

Development Update — Cethromycin Biodefense Program

In March 2010, we announced that we received notice from the Biomedical Advanced Research and Development Authority (“BARDA”) of the U.S. Department of Health and Human Services that it has completed its initial technical evaluation of our $15.0 million funding proposal for advanced development of cethromycin as a biodefense countermeasure and identified it as a scientifically and technically sound proposal important to program goals and objectives that may require further development and may be recommended for acceptance subject to funds availability. We were invited to submit additional information to allow BARDA to make a final determination on the appropriateness of the proposal to enter into contract negotiations.

Related to this development, we also gained clarity from the FDA on the biodefense regulatory package required for submission in light of recent AIDAC meetings discussing the use of the FDA’s Animal Rule for approval of biodefense therapeutics. As anticipated, the FDA recommended that, in parallel with pivotal animal studies demonstrating efficacy under FDA’s Animal Rule, we should complete the CABP clinical program and submit a complete response to the CABP new drug application (“NDA”) prior to submitting an amended NDA for the biodefense indications.

Financial Update

Since our inception, we have incurred net losses each year. Our net loss for the three months ended March 31, 2010 was $2.0 million.  As of March 31, 2010, we had an accumulated deficit of $133.5 million. We have funded operations to date primarily from debt financings and capital contributions from our founder and Chief Executive Officer, proceeds from an initial public offering and subsequent private placements, including issuances of common stock under two Standby Equity Distribution Agreements.

In May 2010, we received a commitment to extend the loan maturity by one year to January 1, 2012, under our loan facility with our lender in exchange for us taking the following steps.  We have reduced the outstanding loan balance to $8.5 million and will further reduce the balance by an additional $1.5 million by July 1, 2010.  Our Chief Executive Officer, Michael T. Flavin, Ph.D., will provide a personal guarantee to the loan facility and will be released of his guarantee upon receipt of a $1.5 million payment from us to the lender by July 1, 2010.  Accordingly, $3.0 million of the outstanding loan balance is classified as a current liability and $7.0 million a long-term liability on the March 31, 2010 balance sheet.  We have also agreed to further reduce the loan balance by an additional $1.0 million no later than April 1, 2011.  In addition, the interest rate on the outstanding loan balance will increase from 8.5% to 10.0%. We will also issue 500,000 warrants priced upon closing of the loan documents and an additional 500,000 warrants will be issued and priced one year after the closing.  We have also agreed that the line of credit is secured by substantially all of our assets.  All other terms of the loan remained unchanged.

In May 2010, Michael T. Flavin Ph.D. agreed to exchange this outstanding indebtedness for newly-issued units, at the same price per unit as those sold in the proposed offering of common stock and warrants. This exchange is contingent upon the Company receiving at least $10.0 million in gross proceeds from the public offering. The promissory note would be cancelled and retired upon effectiveness of the exchange.

In April 2010, our shareholders approved an amendment to our articles of incorporation to increase the number of authorized shares from 125,000,000 to 625,000,000 including an increase in the number of authorized shares of common stock from 120,000,000 to 620,000,000.  As of March 31, 2010, 100,372,067 shares of common stock were issued and outstanding and 16,556,577 shares are reserved for issuance under options and warrants.  Accordingly, out of the 620,000,000 shares of common stock authorized, 503,071,356 remain available for future issuance.

In March 2010, we filed a Registration Statement on Form S-1 with the SEC relating to a proposed offering of common stock and warrants.  A successful capital raise could provide us the required financing to complete the protocol design for the additional clinical data needed under a SPA with the FDA and initiate the clinical requirements for regulatory approval and commercialization of cethromycin for the treatment of CABP.  In addition to pursuing regulatory approval and commercialization of cethromycin for the treatment of CABP, we intend to evaluate opportunities for cethromycin in the treatment of other respiratory tract infections.

In March 2010, the Company and YA Global Master SPV Ltd. (“YA SPV”), an affiliate of Yorkville Advisors, agreed to terminate the Standby Equity Distribution Agreement dated as of June 19, 2009 (the “SEDA”).  We sold to YA SPV 49,549,200 million shares of our common stock and raised approximately $11.7 million under the SEDA prior to its termination.  Shares of common stock sold under the SEDA in excess of $9.0 million were sold with the consent of our lender under our credit facility.

In June 2009, the Company and YA Global Investments, L.P. (“YA Global”), an affiliate of Yorkville Advisors,  terminated a prior Standby Equity Distribution Agreement dated as of September 29, 2008 (“Former SEDA”).  For the period of January 1, 2009 through the end of the Former SEDA, we issued 9,883,994 shares to YA Global and received approximately $3.9 million.  In addition, in September 2008, we paid YA Global a commitment fee of $300,000 by issuing 393,339 shares of our common stock.

A discussion of our ability to continue as a going concern can be found in Note 1 to the consolidated financial statements and in the liquidity and capital resources section of this management discussion and analysis.

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Revenue.   We reported revenue of $480,000 for the three months ended March 31, 2010 compared to $411,000 for the three months ended March 31, 2009.  Revenue was derived from a grant awarded by the Defense Threat Reduction Agency (“DTRA”) of the U.S. Department of Defense (“DoD”).  The contract award of $3.8 million is over a two year period which began in August 2008.  Since the beginning of the contract we reported revenue of approximately $3.5 million.  We estimate that the remaining $0.3 million of revenue will be recognized by the end of the contract.

Research and development expense.   Research and development expense decreased $0.1 million to $0.9 million for the three months ended March 31, 2010.  In conjunction with work performed under the grant awarded by DTRA, costs incurred increased $0.1 million in the quarter ended March 31, 2010 and were offset by lower salary, benefit and incentive compensation costs of approximately $0.2 million.

General and administrative expense.   General and administrative expenses were $1.3 million for the three months ended March 31, 2010, a decrease of $0.2 million compared to the first quarter last year.  This result reflects lower salary, benefit and incentive compensation costs of $0.1 million and decreased facility expenses of $0.1 million as a result of renewing our lease agreement at a lower rate per square foot and reduced amount of space.

Interest income.   Interest income increased $4,000 to $5,000 for the three months ended March 31, 2010 as compared to the same period last year.

Interest expense.    Interest expense of $256,000 increased $3,000 in the three months ended March 31, 2010 as compared to the same period last year.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development and general and administrative expenses.  To date, we have not generated any revenues from the sale of products, and we do not expect to generate any such revenues in the near term, if at all.  As a result, we have incurred an accumulated deficit of $133.5 million as of March 31, 2010 and we expect to incur significant operating losses for the foreseeable future.  As of March 31, 2010 we had negative working capital of $1.6 million.  Cash and cash equivalents were $2.8 million as of March 31, 2010.  Since our inception in 1999 to August 2005, we financed our operations primarily through debt and capital contributions from our founder and controlling stockholder and borrowings under our bank line of credit.  In August 2005 we completed our initial public offering in which we raised $28.7 million, net of underwriters discount and offering costs.  Since that time, we have completed three private placements in which we raised $52.8 million, net of underwriters’ discounts and offering costs and raised additional debt financing through our $10.0 million bank line of credit.  Between January 2009 and March 2010 we raised $15.6 million under two Standby Equity Distribution Agreements.

In September 2001, we incurred indebtedness under a $2.0 million promissory note with the Chief Executive Officer of the Company, which bears interest at 7.75%.  On January 4, 2010, the note was extended to January 5, 2012, all other terms remained unchanged and in effect.  In May 2010, Michael T. Flavin Ph.D. agreed to exchange this outstanding indebtedness for newly-issued units, at the same price per unit as those sold in the proposed offering of common stock and warrants. This exchange is contingent upon the Company receiving at least $10.0 million in gross proceeds from the public offering. The promissory note would be cancelled and retired upon effectiveness of the exchange.

We have a revolving line of credit with a financial institution under which we had $10.0 million outstanding as of March 31, 2010 and December 31, 2009. In May 2010, we received a commitment to extend the loan maturity by one year to January 1, 2012, under our loan facility with our lender in exchange for us taking the following steps.  We have reduced the outstanding loan balance to $8.5 million and will further reduce the balance by an additional $1.5 million by July 1, 2010.  Our Chief Executive Officer, Michael T. Flavin, Ph.D., will provide a personal guarantee to the loan facility and will be released of his guarantee upon receipt of a $1.5 million payment from us to the lender by July 1, 2010.  Accordingly, $3.0 million of the outstanding loan balance is classified as a current liability and $7.0 million a long-term liability on the March 31, 2010 balance sheet.  We have also agreed to further reduce the loan balance by an additional $1.0 million no later than April 1, 2011.  In addition, the interest rate on the outstanding loan balance will increase from 8.5% to 10.0%. We will also issue 500,000 warrants priced upon closing of the loan documents and an additional 500,000 warrants will be issued and priced one year after the closing.  We have also agreed that the line of credit is secured by substantially all of our assets.  All other terms of the loan remained unchanged.

Net cash used in operating activities was $2.3 million for the three months ended March 31, 2010 compared to $1.6 million for the three months ended March 31, 2009.  Approximately $0.6 million of cash used in the three months ended March 31, 2010 and 2009 was used for in our cethromycin programs.  These amounts are net of DTRA grant award funds, which reimburse us for certain research and development expenses associated with the grant.  Cash used for general corporate purposes was $1.7 million in the three months ended March 31, 2010 compared to $1.0 million for the three months ended March 31, 2009.

Cash provided from financing activities was $2.2 million for three months ended March 31, 2010 compared to $0.6 million in 2009.  For three months ended March 31, 2010, we received approximately $2.2 million, net of offering expenses, for the sale of 15,447,057 shares under the SEDA facility compared to $0.6 million for the sale of 2,448,309 shares for the three months ended March 31, 2009.

Contractual Obligations

As of March 31, 2010, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of executed research and development, and license agreements are as follows:

	Payments Due by December 31,
	2010	2011	2012	2013	2014	Total
Notes payable and bank line of credit	$3,000,000	$1,000,000	$8,000,000	$—	$—	$12,000,000
Interest	753,870	1,005,000	155,000	1,722	—	1,915,592
CABP program related costs	246,766	—	—	—	—	246,766
ALS-357 clinical program	237,299	422,550	207,494	—	—	867,343
Biodefense program related costs	285,877	—	—	—	—	285,877
Grant payable	—	500,000	—	—	—	500,000
Operating leases	82,070	111,840	87,965	9,480	2,370	293,725

Total	$4,605,882	$3,039,390	$8,450,459	$11,202	$2,370	$16,109,303

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

In the third quarter of 2008, we signed a letter of intent with DSM to procure raw materials to be used to produce commercial quantities of cethromycin.  The lead times for acquiring these raw materials needed to be used to complete production are lengthy.  As of March 31, 2010 the cost of raw materials actually purchased was approximately $2.8 million.  The agreement allows for us to purchase additional raw materials at a later time.

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

In August 2008, the DTRA of the DoD awarded us a two-year contract worth up to $3.8 million to further study cethromycin as a potential broad-spectrum medical countermeasure. In conjunction with the grant awarded by the DTRA, we entered into subcontractor arrangements to further study cethromycin as a potential broad-spectrum medical countermeasure.  The subcontractors’ costs are expected to be approximately $2.7 million over a two-year period which began in August 2008.

Our commitments under operating leases consist of payments made to a related party relating to our facilities lease in Woodridge, Illinois, which expires on October 1, 2012.  Additionally, we rent certain office equipment under operating leases.

We will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all.  We may not have sufficient cash or other funding available to complete our anticipated business activities for the remainder of 2010.  In order to continue our business activities during 2010, we intend to raise additional capital through the issuance of equity securities, and by licensing our lead compound, cethromycin, to commercial partners.  We believe, based upon current market conditions, additional commercial partnership agreements would include a series of milestone payments, including up-front milestones that would fund our continued operations.  Although management believes we could secure additional commercial partnerships, there can be no assurances that such partnerships will be available at terms acceptable to us, if at all.  In March 2010, we filed a Registration Statement on Form S-1 with the SEC relating to a proposed offering of common stock and warrants.  If we are successful with an offering and raise additional capital by issuing equity securities, our shareholders could experience substantial dilution.  As a result of these uncertainties, there is substantial doubt about our ability to continue as a going concern.

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

We are subject to foreign currency exchange rate risk on certain contract manufacturing agreements.  For the three months ended March 31, 2010, we did not incur any exchange losses and have no outstanding obligations or commitments denominated in foreign currencies.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of fluctuations in foreign currency exchange rates.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows may be impacted by a number of factors, including those set forth in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  Set forth below are material changes in our risk factors since the 2009 Form 10-K.  The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our 2009 Form 10-K and this Quarterly Report on Form 10-Q.

We may not be able to continue as a going concern or fund our existing capital needs.

Our independent registered public accounting firm included an explanatory paragraph in the report on our 2009 financial statements related to the uncertainty in our ability to continue as a going concern. The paragraph stated that we do not have sufficient cash on-hand or other funding available to meet our obligations and sustain our operations, which raises substantial doubt about our ability to continue as a going concern. We will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all. We may not have sufficient cash or other funding available to complete our anticipated business activities for the remainder of 2010. In order to address our working capital shortfall we intend to raise additional capital by accessing the capital markets and by licensing our lead product candidate, cethromycin, to commercial partners. There can be no assurances that we will be successful in accessing the capital markets on terms acceptable to us, if at all, or that such partnerships will be available on terms acceptable to us, if at all.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Number	Description

3.1*	Third Amended and Restated Certificate of Incorporation of Advanced Life Sciences Holdings, Inc.

10.1	Amended 2005 Stock Incentive Plan of Advanced Life Sciences Holdings, Inc. (as filed in our Current Report on Form 8-K as exhibit 10.1 on April 13, 2010)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Life Sciences Holdings, Inc.

By:	/s/ Michael T. Flavin, Ph.D.

Michael T. Flavin, Ph.D.
Chairman of the Board
and Chief Executive Officer

By:	/s/ John L. Flavin

John L. Flavin
President and
Chief Financial Officer

Dated: May 10, 2010

EXHIBIT INDEX

Number	Description

3.1*	Third Amended and Restated Certificate of Incorporation of Advanced Life Sciences Holdings, Inc.

10.1	Amended 2005 Stock Incentive Plan of Advanced Life Sciences Holdings, Inc. (as filed in our Current Report on Form 8-K as exhibit 10.1 on April 13, 2010)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.