Form 10-Q
period 2010-06-30
Advanced Life Sciences Holdings, Inc.
filed 2010-08-11
CIK 1322734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2010

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

As of  August 9, 2010, the registrant had 196,804,914 shares of common stock, $0.01 par value per share, outstanding.

ADVANCED LIFE SCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTITY)
INDEX
Form 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)
Item 1.	Consolidated Financial Statements:
Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009
Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 and for the period from inception (January 1, 1999) through June 30, 2010
Consolidated Statements of Total Equity (Deficit) for period from inception (January 1, 1999) through June 30, 2010
Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and for the period from inception (January 1, 1999) through June 30, 2010
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
Exhibit Index

PART I — FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$85,284	$2,841,801
Grant receivable	44,889	530,219
Prepaid insurance	50,730	111,761
Other prepaid expenses	14,969	88,535

Total current assets	195,872	3,572,316

PROPERTY AND EQUIPMENT:
Furniture and fixtures	214,380	244,072
Computer software and equipment	258,786	258,786
Leasehold improvements	177,253	177,253

Total property and equipment—at cost	650,419	680,111
Less accumulated depreciation	(613,512)	(624,158)

Property and equipment—net	36,907	55,953

OTHER ASSETS:
Commercial launch materials	2,760,936	2,760,936
Deferred offering and financing costs	512,364	13,566
Other long-term assets	25,000	25,000

Total other assets	3,298,300	2,799,502

TOTAL ASSETS	$3,531,079	$6,427,771

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$951,876	$604,334
Accrued payroll	474,334	664,436
Other accrued expenses	675,769	661,504
Accrued interest payable	120,563	73,194
Short-term lease payable	—	4,350
Line of credit	2,500,000	—
Short-term grant payable	500,000	—

Total current liabilities	5,222,542	2,007,818

Long-term grant payable	—	500,000
Long-term notes payable - related party	2,000,000	2,000,000
Line of credit	6,000,000	10,000,000

Total liabilities	13,222,542	14,507,818

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT):
Common stock, $0.01 par value—620,000,000 shares authorized; 100,372,067 issued and outstanding at June 30, 2010; 84,925,010 shares issued and outstanding at December 31, 2009	1,003,721	849,250
Additional paid-in capital	124,859,190	122,621,392
Deficit accumulated during the development stage	(135,554,374)	(131,550,689)
Noncontrolling interest in subsidiary	—	—

Total equity (deficit)	(9,691,463)	(8,080,047)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,531,079	$6,427,771

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Period From
					Inception
					(January 1, 1999)
	Three months ended June 30,		Six months ended June 30,		Through
	2010	2009	2010	2009	June 30, 2010
Revenue:
Management fees	$—	$—	$—	$—	$1,161,180
Grants	273,029	706,814	752,853	1,118,299	4,822,445
Royalty—related party	—	—	—	—	45,238

Total revenue	273,029	706,814	752,853	1,118,299	6,028,863

Expenses:
Research and development	753,988	1,309,050	1,618,192	2,243,819	96,660,874
Contracted research and development— related party	—	—	—	—	7,980,299
Selling, general and administrative	1,293,758	1,690,505	2,635,588	3,199,458	36,007,074

Total expenses	2,047,746	2,999,555	4,253,780	5,443,277	140,648,247

Loss from operations	(1,774,717)	(2,292,741)	(3,500,927)	(4,324,978)	(134,619,384)

Net other (income) expense:
Interest income	(1,128)	(1,739)	(6,563)	(3,471)	(2,966,986)
Interest expense	253,332	258,211	509,321	510,929	4,694,936
Other (income) expense, net	—	19,595	—	19,595	146,092
Gain on sale of interest in Sarawak Medichem Pharmaceuticals joint venture	—	—	—	—	(939,052)

Net other (income) expense	252,204	276,067	502,758	527,053	934,990

Net loss	(2,026,921)	(2,568,808)	(4,003,685)	(4,852,031)	(135,554,374)

Less net loss attributable to the noncontrolling interest in subsidiary	—	—	—	—	—

Net loss attributable to Advanced Life Sciences Holdings, Inc.	(2,026,921)	(2,568,808)	(4,003,685)	(4,852,031)	(135,554,374)

Less accumulated preferred stock dividends of subsidiary for the period	43,750	43,750	87,500	87,500	1,932,292

Net loss available to common shareholders	$(2,070,671)	$(2,612,558)	$(4,091,185)	$(4,939,531)	$(137,486,666)

Net loss per share available to common shareholders - basic and diluted	$(0.02)	$(0.06)	$(0.04)	$(0.11)

Weighted average shares outstanding - basic and diluted	100,372,067	47,077,869	96,528,479	44,443,387

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Noncontrolling
	Common Stock		Paid-in	Development	Interest
	Shares	Amount	Capital	Stage	in Subsidiary	Total

BALANCE—January 1, 1999 (inception)	—	$—	$—	$—	$—	$—

Issuance of stock (at inception)	1,588,000	250,000	—	—	—	250,000
Issuance of common stock, net of offering costs (August 2005)	6,721,814	67,218	29,210,558	—	—	29,277,776
Issuance of common stock, net of offering costs (March 2006)	10,233,464	102,335	33,266,653	—	—	33,368,988
Issuance of common stock, net of offering costs (December 2007)	10,191,083	101,911	17,700,186	—	—	17,802,097
Issuance of common stock, net of offering costs (September 2008)	1,888,606	18,886	1,634,193	—	—	1,653,079

Exchange of shares under recapitalization (December 2004)	(1,629,685)	(256,563)	—	—	—	(256,563)
Issuance of shares under recapitalization (December 2004)	9,482,015	94,820	161,743	—	—	256,563
Capital contributions (December 2004)	—	—	12,711,330	—	—	12,711,330
Issuance of 14,887 warrants (December 2004)	—	—	11,898	—	—	11,898
Issuance of common stock in exchange for licenses (December 2004)	1,122,569	11,226	8,988,774	—	—	9,000,000
Issuance of common stock in exchange for reduction of milestones payable (August 2005)	600,000	6,000	3,000,000	—	—	3,006,000
Modification of 14,887 warrants (August 2005)	—	—	18,925	—	—	18,925
Issuance of common stock as payment for commitment fees (September 2008)	393,339	3,933	296,067	—	—	300,000
Issuance of 65,000 warrants (October 2008)	—	—	7,445	—	—	7,445
Issuance of common stock under standby equity distribution agreements, net of offering costs (2009)	43,986,137	439,862	12,475,173	—	—	12,915,035

Issuance of stock related to option exercises (since inception)	347,668	9,622	49,869	—	—	59,491

Compensation expense related to stock options (since inception)	—	—	3,088,578	—	—	3,088,578

Net loss (since inception)	—	—	—	(131,550,689)	—	(131,550,689)

BALANCE—December 31, 2009	84,925,010	849,250	122,621,392	(131,550,689)	—	(8,080,047)

Issuance of common stock under standby equity distribution agreements, net of offering costs	15,447,057	154,471	2,092,529	—	—	2,247,000
Compensation expense related to stock options	—	—	145,269	—	—	145,269

Net loss	—	—	—	(4,003,685)	—	(4,003,685)

BALANCE—June 30, 2010	100,372,067	$1,003,721	$124,859,190	$(135,554,374)	$—	$(9,691,463)

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Inception
			(January 1, 1999)
	Six months ended June 30,		Through
	2010	2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,003,685)	$(4,852,031)	$(135,554,374)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	17,678	65,907	966,155
Non-cash interest expense	8,852	7,084	131,592
Stock compensation expense	145,269	352,547	3,233,847
Non-cash research and development	—	—	24,466,667
Non-cash settlement of milestone payment	—	—	6,000
Gain on sale of interest in Sarawak Medichem Pharmaceuticals (SMP)	—	—	(939,052)
(Gain) loss on disposal	(1,435)	10,493	256,553
Changes in operating assets and liabilities:
Clinical supplies	—	—	533,333
Accounts receivable	485,330	(523,376)	(44,889)
Prepaid expenses	134,597	287,908	(74,247)
Commercial launch materials	—	—	(2,760,936)
Other assets	—	(2,785,941)	(16,452)
Accounts payable	210,659	3,166,748	814,993
Accrued expenses	(477,393)	(165,535)	848,549
Licenses payable	—	—	(11,000,000)
Accrued interest on debt	47,369	63,684	698,626

Net cash flows from operating activities	(3,432,759)	(4,372,512)	(118,433,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,466)	(1,098,167)
Proceeds from the sale of SMP	—	—	939,052
Proceeds from the sales of investments	—	—	31,557,158
Purchase of investments	—	—	(31,557,158)

Net cash flows from investing activities	—	(5,466)	(159,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	2,177,789	3,804,259	104,729,338
Proceeds from issuance of note payable and line of credit	—	85,000	15,103,691
Proceeds from grants	—	—	500,000
Proceeds from stock options exercised	—	628	59,491
Payments for financing fees	—	(36,039)	(53,039)
Payments of debt	(1,500,000)	—	(1,500,000)
Payments on capital leases	(1,547)	(4,066)	(161,447)

Net cash flows from financing activities	676,242	3,849,782	118,678,034

NET (DECREASE) INCREASE IN CASH	(2,756,517)	(528,196)	85,284

CASH—Beginning of period	2,841,801	1,527,108	—

CASH—End of period	$85,284	$998,912	$85,284

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$448,341	$441,512	$3,862,512

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Noncash investment activity:
Purchase of property and equipment under capital leases	—	—	164,249
Noncash financing activity:
Issuance of common shares for licenses	—	—	9,000,000
Issuance of common shares for reduction of milestone payment	—	—	3,000,000
Debt discount	—	—	30,823
Offering Costs	438,439	—	438,439
SEDA and financing related costs	—	—	337,445

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

1.      Summary of Significant Accounting Policies

Nature of Business- Advanced Life Sciences Holdings, Inc. and its subsidiary Advanced Life Sciences, Inc. (together, the “Company”) conduct new drug research and development in the fields of infectious disease, oncology and respiratory disease.  Since inception, the Company has devoted substantially all of its efforts to activities such as financial planning, capital raising and product development, and has not derived significant revenues from its primary business activity.  Accordingly, the Company is in the development stage, as defined by the accounting principles generally accepted in the United States of America (“GAAP”).

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

The Company has incurred losses since its incorporation in January 1999 and has funded its operations to date primarily from debt financings and capital contributions from its founder and Chief Executive Officer, proceeds from the initial public offering and secondary public offering, and private placements, including issuances of common stock under two Standby Equity Distribution Agreements.

In order to continue its business activities during 2010, the Company intends to raise additional capital by issuing additional common shares, continuing its efforts in applying for grant awards through various agencies and by licensing its lead compound, cethromycin (RestanzaTM), to commercial partners.  The Company believes, based upon current market conditions, commercial partnership agreements would include a series of milestone payments, including up-front milestones that would fund the Company’s continued operations.  Although management believes the Company could secure commercial partnerships, there can be no assurances that such partnerships will be available at terms acceptable to the Company, if at all.

2.      Equity Transactions

In March 2010, the Company and YA Global Master SPV Ltd. (“YA SPV”), an affiliate of Yorkville Advisors, agreed to terminate the Standby Equity Distribution Agreement dated June 19, 2009 (the “SEDA”).  The Company had sold to YA SPV 49,549,200 shares of its common stock and raised approximately $11.7 million under the SEDA prior to its termination.

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

On July 7, 2010, the Company closed a registered public offering of units.  As part of the closing, the Company issued 379,188 units at a public offering price of $4.20 per unit, raising approximately $1.6 million in gross offering proceeds and approximately $1.0 million in net proceeds to the Company after deducting placement agent fees and offering expenses payable by the Company.  The Company intends to use the net proceeds from the offering for working capital purposes as it continues to work with the U.S. Food and Drug Administration (“FDA”) toward the completion of the protocol design for the additional clinical data needed for regulatory approval of cethromycin in the treatment of community acquired bacterial pneumonia (“CABP”) under a Special Protocol Assessment (“SPA”).

Each unit sold in the offering consists of (i) 100 shares of the Company’s common stock, (ii) 100 stock warrants to purchase shares of common stock at an exercise price of $0.042 per share and (iii) one warrant to purchase an additional unit, consisting of 100 shares of common stock and 100 stock warrants, at an exercise price of $4.20 per additional unit.  The stock warrants may be exercised at any time during the period commencing six months after the closing date and ending on the fifth anniversary of the closing date.  The unit warrants may be exercised at any time during the period commencing on the closing date and ending on the earlier of: (i) the date that is 45 days after the Company’s first public announcement that the FDA has accepted the Company’s SPA relating to the additional clinical data needed for regulatory approval of cethromycin in the treatment of CABP and (ii) December 31, 2010.

Dawson James Securities, Inc. (“Dawson James”) acted as the placement agent for the offering.  In addition to cash placement agent fees, the Company issued to Dawson James a compensation warrant to purchase 1,516,752 shares of common stock at an exercise price of $0.0672 per share.

Subsequent to the July 7, 2010 offering closing and through August 9, 2010, investors exercised 108,950 unit warrants consisting of 100 shares of common stock and 100 stock warrants, at an exercise price of $4.20 per unit.  The Company received gross proceeds of approximately $458,000 relating to these unit warrant exercises.

3.      Related Party Transactions

The Company’s Chief Executive Officer, Michael T. Flavin Ph.D., loaned $2.0 million to the Company in 2001 (see Note 4).  Interest expense of approximately $78,000 was recorded related to the loan for the six months ended June 30, 2010 and 2009.  As of June 30, 2010, $39,000 of interest payments were deferred and are expected to be paid later in the year.  In May 2010, Michael T. Flavin Ph.D. agreed to exchange this outstanding indebtedness for newly-issued units, at the same price per unit as those sold in the proposed offering of common stock and warrants.  The promissory note would be cancelled and retired upon effectiveness of the exchange.

On July 22, 2010,  the Company, acting through the independent audit committee of the Company’s board of directors, entered into an agreement (the “Amended Exchange Agreement”) with Dr. Flavin, amending and restating the Amended and Restated Debt Exchange Agreement dated as of June 15, 2010 (the “Prior Exchange Agreement”).  The Amended Exchange Agreement provides that the Company’s $2.0 million promissory note with Dr. Flavin will be exchanged for 47,619,047 shares of the Company’s common stock.  The price of $0.042 per share used in the exchange was the same price per share used in the Company’s recently completed public equity offering.  As a result of the exchange, the promissory note was cancelled and retired.

The Prior Exchange Agreement provided that Dr. Flavin would exchange the promissory note for units at the same price per unit as those sold in the Company’s proposed registered public offering.  Under the terms of the Prior Exchange Agreement, Dr. Flavin would have received 47,619,047 shares of common stock, 47,619,047 stock warrants and 476,190 unit warrants.  In the Amended Exchange Agreement, Dr. Flavin agreed with the Company to complete the proposed exchange without receiving any stock warrants or unit warrants.

In May 2010, the Company amended its loan agreement with a financial institution.  As part of the amendment, the Company’s Chief Executive Officer provided a $1.5 million personal guarantee to the loan facility and will be released of his guarantee upon receipt of a $1.5 million payment from the Company to the lender by July 1, 2010. In June 2010, the lender agreed to extend the July 1, 2010 payment date until October 1, 2010  (see Note 4).

The Company leases facilities from the BioStart Property Group, LLC (“BioStart”), a wholly-owned subsidiary of Flavin Ventures, LLC, which is owned by the Company’s Chief Executive Officer.  The lease, which commenced on October 1, 2009, is for a term of three years and provides the Company with 9,440 square feet of space at an annual rental rate of $10.50 per square foot.  The rental rate increases by 2.5% for the second year and by 3.0% in the final year of the lease term. The lease has a provision allowing the Company to negotiate an amendment to lease additional laboratory and office space should the need arise.  Lease obligations totaled approximately $72,000 and $152,000 for the six months ended June 30, 2010 and 2009, respectively.

4.      Debt Obligations

In September 2001, the Company incurred indebtedness under a $2.0 million promissory note with the Chief Executive Officer of the Company, which bears interest at 7.75%.  On January 4, 2010, the note was extended to January 5, 2012 and all other terms remained unchanged and in effect. Interest expense of $78,000 was recorded for the six months ended June 30, 2010.  As of June 30, 2010 and December 31, 2009, the Company had $2.0 million outstanding under the note In July 2010, the $2.0 million promissory note was exchanged for 47,619,047 shares of the Company’s stock and as a result of the exchange, the promissory note was cancelled and retired (see Note 3).

The Company has a revolving line of credit with a financial institution under which the Company had $8.5 million and $10.0 million outstanding as of June 30, 2010 and December 31, 2009, respectively. In May 2010, the Company entered into a letter agreement to extend the loan maturity by one year to January 1, 2012.  Under the terms of the agreement, the Company repaid $1.5 million of the outstanding loan balance and is required to further reduce the balance by an additional $1.5 million by July 1, 2010 and $1.0 million by April 1, 2011.  In June 2010, the lender agreed to extend the July 1, 2010 payment date until October 1, 2010.  The Company’s Chief Executive Officer, Michael T. Flavin, Ph.D., provided a personal guarantee to the loan facility and will be released of his guarantee upon receipt of a $1.5 million payment from the Company to the lender by October 1, 2010.  As a result of the amended loan agreement, $2.5 million of the outstanding loan balance is classified as a current liability and $6.0 million a long-term liability on the June 30, 2010 balance sheet.  In addition, the interest rate on the outstanding loan balance increased from 8.5% to 10.0%. The Company will also issue 500,000 warrants priced upon closing of the loan documents and an additional 500,000 warrants will be issued and priced one year after the closing.  The Company also agreed that the line of credit is secured by substantially all of its assets.  All other terms of the loan remained unchanged.

5.      Fair Value of Financial Instruments

The carrying values of certain of the Company’s financial instruments, including cash equivalents and accounts payable, approximate fair value due to their short maturities.  The fair values of the Company’s long-term obligations (see Note 4) are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk.  As of June 30, 2010, the Company estimates that the fair value of its $8.5 million (carrying value) revolving line of credit is approximately $8.4 million and that the fair value of its $2.0 million (carrying value) promissory note is approximately $1.9 million.

6.      Commitments

Vendor Contracts- The Company administers its cethromycin program largely under contracts with third parties.  Through June 30, 2010, contracts totaling $47.2 million have been executed related to the cethromycin program, which includes the development, commercialization, regulatory review and pre-launch activities associated with cethromycin as well as anthrax-related studies.  To date the Company has paid $47.0 million under these contracts and the remaining balance of $0.2 million is expected to be paid by the end of the year.  Subcontractor arrangements in connection with the Defense Threat Reduction Agency (“DTRA”) award grant are expected to be approximately $2.8 million over a two-year period which began in August 2008.  Through June 30, 2010 the Company has paid $2.6 million related to these agreements.  The commencement of clinical trials to study ALS-357 as a topical treatment for patients with metastatic melanoma has been delayed and as such the Company has terminated a $0.9 million contract with a University to study ALS-357.  Through June 30, 2010 the Company has paid $0.3 million in other contracts related to the ALS-357 program. In July 2010, the Company entered into a sponsored research and option agreement with The University of British Columbia (“UBC”) to develop several antimicrobial peptides. Under the terms of the agreement with UBC, the Company paid an option fee upon execution of the agreement and will make additional payments based on the completion of specific milestones. In return, UBC granted the Company the exclusive option to evaluate the technology and obtain a worldwide, exclusive license to manufacture, distribute and market products emanating from the program.

Grant Payable- In April 2005, the Company was awarded a $500,000 grant from the State of Illinois to fund expansion of its corporate headquarters in Woodridge, Illinois.  Under the terms of the grant, the Company is to create 100 full-time jobs at its corporate headquarters between January 31, 2005 and December 31, 2010 (“Grant Period”).  Under the current terms of the agreement, if the Company does not create the specified number of full-time jobs, it is required to repay the grant proceeds on a pro-rata basis of actual jobs created compared to the total defined in the grant within 45 days of the expiration or termination of the agreement.  The entire grant has been spent and therefore the $500,000 has been classified as a current liability as the Company must create and maintain positions created during the Grant Period through December 31, 2010.  Through June 30, 2010, five new jobs have been created and retained since the grant was awarded.

7.      Stock Option Grants

The Company did not grant stock options during the six months ended June 30, 2010.  For the six months ended June 30, 2009, the Company granted stock options to purchase up to 673,200 shares of common stock to certain employees and directors.  The exercise price of the options was the market price of the Company’s common stock on the date of grant.  The Company recognized compensation expense totaling approximately $145,000 and $353,000 for the six months ended June 30, 2010 and 2009, respectively.

8.     Net Loss Per Share

Basic loss per share is computed by dividing net loss by the number of weighted average common shares outstanding during the reporting period.  Diluted loss per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.  The computation of diluted shares outstanding for the periods ended June 30, 2010 and 2009 excludes incremental shares of 13,560,550 and 14,016,924 respectively, related to outstanding employee stock options and warrants.  These shares are excluded due to their anti-dilutive effect as a result of the Company’s net losses for the periods ended June 30, 2010 and 2009.

9.     Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-17, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone.  The scope of this guidance is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive.  An entity would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration.  The statement is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010.  The Company does not expect the adoption of ASU 2010-17 will have a material impact on its statements of financial position, results of operations and cash flows.

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

10.  Subsequent Events

On August 6, 2010, the Company and Pfizer, through its subsidiary Wyeth LLC (formerly Wyeth), terminated the Development and Commercialization Agreement for cethromycin dated as of September 29, 2008 (the “Agreement”) between the Company and Wyeth LLC. The Agreement covered the Asia Pacific region excluding Japan.  Following discussions, both parties have concluded that it is in the strategic best interest of the parties to mutually terminate the Agreement. As a result of the mutual termination, the Company regained all of its rights to develop and commercialize cethromycin in the Asia Pacific region of the world, except Japan. As of the date of the termination, Pfizer owned 1,888,606 shares of common stock in the Company.

On August 10, 2010 the Company announced that the unit warrants sold in the July 2010 public equity offering will expire and cease to be exercisable on September 24, 2010. This date is set by the terms of the unit warrant, which state that the unit warrants will expire 45 days after the Company’s public announcement that the FDA has accepted the Company’s SPA. Accordingly, as a result of the announcement made on August 10 that the FDA had accepted the Company’s SPA, the unit warrants will expire and cease to be exercisable at 4:00 p.m. EDT on Friday, September 24, 2010.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs in the areas of infectious disease, oncology and respiratory disease. Using our internal discovery capabilities and our network of pharmaceutical and academic partners, we have assembled a promising pipeline of clinical and preclinical product candidates.  Our most advanced product candidate, cethromycin (RestanzaTM), is a novel once-a-day oral antibiotic that completed two pivotal Phase III clinical trials in community acquired bacterial pneumonia (“CABP”).  We have an exclusive worldwide license (excluding Japan) from Abbott Laboratories to develop and commercialize cethromycin. Cethromycin is also being developed as a biodefense agent for use in the treatment of anthrax, plague and tularemia.  We also have product candidates in earlier stages of development for the treatment of indications including malignant melanoma and respiratory distress caused by inflammation-related tissue damage.

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

Development Update — Cethromycin CABP Program

In late June 2010 we submitted a final Special Protocol Assessment (“SPA”) with the FDA for the proposed Phase III clinical program of cethromycin in the treatment of patients with CABP. We have been engaged in the SPA process with the FDA over the last year and just recently met with officials from the FDA to establish the clinical trial design needed to gain approval in CABP.  As filed, the SPA incorporates written and oral comments from the FDA’s Division of Anti-Infective and Ophthalmology Products.

An SPA is a written agreement between the FDA and a drug sponsor concerning the clinical trial design, clinical endpoints and other clinical trial issues that can be used to support regulatory approval of a drug candidate. The process is intended to provide assurance that if the agreed upon clinical trial protocols are followed, the clinical trial endpoints are achieved and there is a favorable risk benefit profile, the data may serve as the primary basis of an efficacy claim in support of a New Drug Application (“NDA”).

In August 2010 we reached an agreement with the FDA, under the SPA process, on the design of our planned Phase III study of cethromycin to treat CABP.  The trial is the first prospectively designed superiority study to be conducted in CABP.

The double-blind pivotal superiority study will compare the efficacy and safety of once-daily oral administration of 300 milligrams of cethromycin over seven days of treatment to azithromycin. The primary efficacy endpoint will be the clinical cure rate in a macrolide-resistant Streptococcus pneumoniae population. The protocol also includes several unique features, such as the inclusion of patient-reported outcome measures, which have the potential to generate a more robust demonstration of effectiveness and establish cethromycin as a new standard of care in treating pneumonia.

With reported resistance rates as high as 40 percent to standard-of-care macrolide antibiotics in the U.S., there is a pressing medical need for new drugs to treat CABP. Based on the data we have accumulated in our extensive pre-clinical and clinical program to date, coupled with a thorough review of published literature on the clinical relevance of macrolide resistance, we believe that cethromycin has the potential to show a superior efficacy advantage in patients who are resistant to marketed macrolide drugs.

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

In March 2010, we met with officials from the FDA’s Anti-Infectives Division to gain clarity on the registration pathway for cethromycin. This meeting followed the December 9, 2009 FDA Anti-Infective Drugs Advisory Committee (“AIDAC”) meeting which discussed clinical trial design issues for CABP relative to the earlier, March 2009, FDA CABP guidance document. In the meeting, the FDA guided that, to assess the approvability for cethromycin to treat CABP, we should establish a SPA using a superiority clinical trial design comparing cethromycin to a marketed macrolide antibiotic in two clinical trials. In light of this guidance, we continued to work with the FDA to finalize a SPA using a superiority design for the outpatient CABP indication.

If cethromycin is approved for marketing by the FDA, we plan to sell cethromycin using commercial partners to access the primary care physician market and to build and utilize a focused internal sales force that will market directly to early adopters such as, but not limited to, pulmonary medicine and infectious disease physicians. Discussions with potential commercial partners focused on geographical markets such as the European Union and the United States are ongoing.

Development Update — Cethromycin Biodefense Program

In April 2010, we announced positive results from an in vitro study assessing the efficacy of cethromycin against 30 strains of Burkholderia pseudomallei (melioidosis), a serious, life-threatening bacterial pathogen. Cethromycin showed significant in vitro activity against clinical and environmental strains of B. pseudomallei as measured by minimal inhibitory concentration (“MIC”), the lowest concentration of an antimicrobial that will inhibit the visible growth of a microorganism after 24 hours of incubation. Cethromycin demonstrated antibacterial activity with MIC values ranging from 0.5—8 ug/ml and MIC90 of 4 ug/ml. Most notably, cethromycin also demonstrated positive activity against strains that were resistant to a commonly used antibiotic, azithromycin, for which MIC values were all greater than 64 ug/ml. In a separate study, cethromycin also demonstrated in vitro activity against 30 strains of Burkholderia mallei with MIC values ranging from 0.06—1 ug/ml and MIC90 of 0.5 ug/ml, which are comparable to azithromycin.

In March 2010, we announced that we received notice from the Biomedical Advanced Research and Development Authority (“BARDA”) of the U.S. Department of Health and Human Services that it has completed its initial technical evaluation of our funding proposal for advanced development of cethromycin as a biodefense countermeasure and identified it as a scientifically and technically sound proposal important to program goals and objectives that may require further development and may be recommended for acceptance subject to funds availability. We were invited to submit additional information to allow BARDA to make a final determination on the appropriateness of the proposal to enter into contract negotiations. The Company is engaged in ongoing discussions with BARDA in light of recent amendements to the Broad Agency Anouncement that would fund the development of cethromycin, if awarded.

Related to this development, we also gained clarity from the FDA on the biodefense regulatory package required for submission in light of recent AIDAC meetings discussing the use of the FDA’s Animal Rule for approval of biodefense therapeutics. As anticipated, the FDA recommended that, in parallel with pivotal animal studies demonstrating efficacy under FDA’s Animal Rule, we should complete the CABP clinical program and submit a complete response to the CABP NDA prior to submitting an amended NDA for the biodefense indications.

Development Update — IV Formulation Program

In July 2010 we announced positive results from preclinical toxicology and pharmacokinetic studies of an intravenous (“IV”) formulation for cethromycin that support its use in a hospital setting. Cethromycin IV was administered as a single dose up to 60 mg/kg/day, the highest dose tested. Results demonstrated cethromycin IV was well tolerated and generated 10-fold greater plasma exposure compared to oral administration. The studies were conducted in rats in accordance with good laboratory practices. The increased bioavailability of cethromycin IV may allow for the treatment of serious hospital infections as well as the treatment of bioterror pathogens, such as anthrax, plague and tularemia after signs and symptoms are present.

Financial Update

Since our inception, we have incurred net losses each year. Our net loss for the six months ended June 30, 2010 was $3.9 million.  As of June 30, 2010, we had an accumulated deficit of $135.5 million. We have funded operations to date primarily from debt financings and capital contributions from our founder and Chief Executive Officer, proceeds from an initial public offering, and subsequent private placements, including issuances of common stock under two Standby Equity Distribution Agreements.

On July 7, 2010, we closed a registered public offering of units.  As part of the closing, we issued 379,188 units at a public offering price of $4.20 per unit, raising approximately $1.6 million in gross offering proceeds and approximately $1.0 million in net proceeds after deducting placement agent fees and offering expenses payable by us.  We intend to use the net proceeds from the offering for working capital purposes as we continue to work with the FDA toward the completion of the protocol design for the additional clinical data needed for regulatory approval of cethromycin in the treatment of CABP under a SPA.

Each unit sold in the offering consists of (i) 100 shares of our common stock, (ii) 100 stock warrants to purchase shares of common stock at an exercise price of $0.042 per share and (iii) one warrant to purchase an additional unit, consisting of 100 shares of common stock and 100 stock warrants, at an exercise price of $4.20 per additional unit.  The stock warrants may be exercised at any time during the period commencing six months after the closing date and ending on the fifth anniversary of the closing date.  The unit warrants may be exercised at any time during the period commencing on the closing date and ending on the earlier of: (i) the date that is 45 days after our first public announcement that the FDA has accepted our SPA relating to the additional clinical data needed for regulatory approval of cethromycin in the treatment of CABP and (ii) December 31, 2010.

Dawson James Securities, Inc. (“Dawson James”) acted as the placement agent for the offering.  In addition to cash placement agent fees, we issued to Dawson James a compensation warrant to purchase 1,516,752 shares of common stock at an exercise price of $0.0672 per share.

In May 2010, we entered into a letter agreement with our lender to extend the loan maturity by one year to January 1, 2012.  Under the terms of the agreement, we repaid $1.5 million of the outstanding loan balance and are required to further reduce the balance by an additional $1.5 million by July 1, 2010 and $1.0 million by April 1, 2011.  In June 2010, the lender agreed to extend the July 1, 2010 payment date until October 1, 2010.  Our Chief Executive Officer, Michael T. Flavin, Ph.D., provided a personal guarantee to the loan facility and will be released of his guarantee upon receipt of a $1.5 million payment from us to the lender by October 1, 2010.  As a result of the amended loan agreement, $2.5 million of the outstanding loan balance is classified as a current liability and $6.0 million a long-term liability on the June 30, 2010 balance sheet.  In addition, the interest rate on the outstanding loan balance increased from 8.5% to 10.0%. We will also issue 500,000 warrants priced upon closing of the loan documents and an additional 500,000 warrants will be issued and priced one year after the closing.  We have also agreed that the line of credit is secured by substantially all of our assets.  All other terms of the loan remained unchanged.

In May 2010, Michael T. Flavin Ph.D. agreed to exchange this outstanding indebtedness for newly-issued units, at the same price per unit as those sold in the proposed offering of common stock and warrants.  On July 22, 2010,  the Company, acting through the independent audit committee of our board of directors, entered into an agreement (the “Amended Exchange Agreement”) with Dr. Flavin, amending and restating the Amended and Restated Debt Exchange Agreement dated as of June 15, 2010 (the “Prior Exchange Agreement”).  The Amended Exchange Agreement provides that our $2.0 million promissory note with Dr. Flavin will be exchanged for 47,619,047 shares of our common stock.  The price of $0.042 per share used in the exchange was the same price per share used in our recently completed public equity offering.  As a result of the exchange, the promissory note was cancelled and retired.

In April 2010, our shareholders approved an amendment to our articles of incorporation to increase the number of authorized shares from 125,000,000 to 625,000,000 including an increase in the number of authorized shares of common stock from 120,000,000 to 620,000,000.  As of June 30, 2010, 100,372,067 shares of common stock were issued and outstanding and 16,556,577 shares are reserved for issuance under options and warrants.  Accordingly, out of the 620,000,000 shares of common stock authorized, 503,071,356 remained available for future issuance as of June 30, 2010.

In March 2010, the Company and YA Global Master SPV Ltd. (“YA SPV”), an affiliate of Yorkville Advisors, agreed to terminate the Standby Equity Distribution Agreement dated as of June 19, 2009 (the “SEDA”).  We sold to YA SPV 49,549,200 shares of our common stock and raised approximately $11.7 million under the SEDA prior to its termination.  Shares of common stock sold under the SEDA in excess of $9.0 million were sold with the consent of our lender under our credit facility.

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

Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Revenue.  We reported revenue of $273,000 for the three months ended June 30, 2010 compared to $707,000 for the three months ended June 30, 2009.  Revenue was derived from a grant awarded by the Defense Threat Reduction Agency (“DTRA”) of the U.S. Department of Defense (“DoD”).  The contract award of $3.8 million is over a two year period which began in August 2008.  The revenue from this grant has been fully recognized through the six months ended June 30, 2010.

Research and development expense.  Research and development expense decreased $0.6 million to $0.8 million for the three months ended June 30, 2010.  In conjunction with work performed under the grant awarded by DTRA, costs incurred decreased $0.4 million in the quarter ended June 30, 2010 and was partially offset by $1.0 million of expenses for IV formulation studies in the three months ended June 30, 2010. In 2009, expenses related to the June 2, 2009 AIDAC meeting were $0.3 million in the second quarter.

General and administrative expense.  General and administrative expenses were $1.2 million for the three months ended June 30, 2010, a decrease of $0.5 million compared to the second quarter last year.  This result reflects a decrease in legal and other professional services of $0.2 million and facility and other administrative expenses of $0.2 million for the three months ended June 30, 2010 compared to the same period last year.  In addition, salary, benefit and incentive compensation costs were lower by $0.1 million in the second quarter of 2010 compared to the same quarter last year.

Interest income.  Interest income decreased $1,000 to $1,000 for the three months ended June 30, 2010 as compared to the same period last year.

Interest expense.  Interest expense of $253,000 decreased $5,000 in the three months ended June 30, 2010 as compared to the same period last year.

Other (income) expense, net.  For the three months ended June 30, 2009 we recorded a $20,000 currency transaction loss related to the procurement of commercial launch materials.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Revenue.  We reported revenue of $753,000 for the six months ended June 30, 2010 compared to $1.1 million for the six months ended June 30, 2009.  Revenue was derived from a grant awarded by the Defense Threat Reduction Agency of the U.S. Department of Defense.  The contract award of $3.8 million is over a two year period which began in August 2008.  The revenue from this grant has been fully recognized through the three months ended June 30, 2010.

Research and development expense.  Research and development expense decreased $0.6 million to $1.6 million for the six months ended June 30, 2010.  In conjunction with work performed under the grant awarded by DTRA, costs incurred decreased $0.3 million in the six months ended June 30, 2010. Expenses incurred for IV formulation studies of $0.2 million were offset by lower salary, benefit and incentive compensation costs of approximately $0.2 million in the six months ended June 30, 2010.  Research and development expenses related to the FDA review of cethromycin including the June 2, 2009 AIDAC meeting, were $0.3 million for the six months ended June 30, 2009.

General and administrative expense.  General and administrative expenses were $2.6 million for the six months ended June 30, 2010, a decrease of $0.6 million compared to the same period last year.  This result reflects lower salary, benefit and incentive compensation costs of $0.3 million and decreased facility expenses of $0.1 million as a result of renewing our lease agreement at a lower rate per square foot and reduced amount of space.  In addition, legal services and other administrative costs were approximately $0.2 million lower for the six months ended June 30, 2010 compared to the same period previous year.

Interest income.  Interest income increased $3,000 to $7,000 for the six months ended June 30, 2010 as compared to the same period last year.

Interest expense.  Interest expense of $509,000 decreased $2,000 for the six months ended June 30, 2010 as compared to the same period last year.

Other (income) expense, net.  For the six months ended June 30, 2009 we recorded a $20,000 currency transaction loss related to the procurement of commercial launch materials.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development and general and administrative expenses.  To date, we have not generated any revenues from the sale of products, and we do not expect to generate any such revenues in the near term, if at all.  As a result, we have incurred an accumulated deficit of $135.5 million as of June 30, 2010 and we expect to incur significant operating losses for the foreseeable future.  As of June 30, 2010 we had negative working capital of $5.0 million and cash and cash equivalents were $0.1 million.  Since our inception in 1999 to August 2005, we financed our operations primarily through debt and capital contributions from our founder and controlling stockholder and borrowings under our bank line of credit.  In August 2005 we completed our initial public offering in which we raised $28.7 million, net of underwriters discount and offering costs.  Since that time, we have completed three private placements in which we raised $52.8 million, net of underwriters’ discounts and offering costs and raised additional debt financing through our $10.0 million bank line of credit.  Between January 2009 and March 2010 we raised $15.6 million under two Standby Equity Distribution Agreements.  And in July 2010 we completed a secondary public offering and raised approximately $1.0 million, net of placement agent fees and offering expenses payable by us.

In September 2001, we incurred indebtedness under a $2.0 million promissory note with the Chief Executive Officer of the Company, which bears interest at 7.75%.  On January 4, 2010, the note was extended to January 5, 2012, all other terms remained unchanged and in effect.  In May 2010, Michael T. Flavin Ph.D. agreed to exchange this outstanding indebtedness for newly-issued units, at the same price per unit as those sold in the proposed offering of common stock and warrants.  On July 22, 2010,  the Company, acting through the independent audit committee of our board of directors, entered into the Amended Exchange Agreement with Dr. Flavin, amending and restating the Prior Exchange Agreement.  The Amended Exchange Agreement provides that our $2.0 million promissory note with Dr. Flavin will be exchanged for 47,619,047 shares of our common stock.  The price of $0.042 per share used in the exchange was the same price per share used in our recently completed public equity offering.  As a result of the exchange, the promissory note was cancelled and retired.

We have a revolving line of credit with a financial institution under which we had $8.5 million and $10.0 million outstanding as of June 30, 2010 and December 31, 2009, respectively.  In May 2010, we entered into a letter agreement with our lender to extend the loan maturity by one year to January 1, 2012. Under the terms of the agreement, we repaid $1.5 million of the outstanding loan balance and are required to further reduce the balance by an additional $1.5 million by July 1, 2010 and $1.0 million by April 1, 2011.  In June 2010, the lender agreed to extend the July 1, 2010 payment date until October 1, 2010.  Our Chief Executive Officer, Michael T. Flavin, Ph.D., provided a personal guarantee to the loan facility and will be released of his guarantee upon receipt of a $1.5 million payment from us to the lender by October 1, 2010.  As a result of the amended loan agreement, $2.5 million of the outstanding loan balance is classified as a current liability and $6.0 million a long-term liability on the June 30, 2010 balance sheet.  In addition, the interest rate on the outstanding loan balance increased from 8.5% to 10.0%. We will also issue 500,000 warrants priced upon closing of the loan documents and an additional 500,000 warrants will be issued and priced one year after the closing.  We have also agreed that the line of credit is secured by substantially all of our assets.  All other terms of the loan remained unchanged.

Net cash used in operating activities was $3.4 million for the six months ended June 30, 2010 compared to $4.4 million for the six months ended June 30, 2009.  Approximately $0.8 million of cash was used in our cethromycin programs in the six months ended June 30, 2010, compared to $1.6 million in the same period last year.  These amounts are net of DTRA grant award funds, which reimburse us for certain research and development expenses associated with the grant.  Cash used for general corporate purposes was $2.7 million in the six months ended June 30, 2010 compared to $2.8 million for the six months ended June 30, 2009.

Cash provided from financing activities was $0.7 million for six months ended June 30, 2010 compared to $3.8 million in 2009.  For the six months ended June 30, 2010, we received approximately $2.2 million, net of offering expenses, for the sale of 15,447,057 shares under the SEDA facility compared to $3.8 million for the sale of 9,883,994 shares for the six months ended June 30, 2009.  Additionally, under the terms of the new loan agreement, we repaid $1.5 million of our outstanding loan balance in the second quarter of 2010.

Contractual Obligations

As of June 30, 2010, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of executed research and development, and license agreements are as follows:

	Payments Due by December 31,
	2010	2011	2012	2013	2014	Total
Notes payable and bank line of credit	$1,500,000	$1,000,000	$8,000,000	$—	$—	$10,500,000
Interest	503,750	780,000	1,722	—	—	1,285,472
CABP program related costs	242,618	—	—	—	—	242,618
ALS-357 clinical program	35,630	—	—	—	—	35,630
Biodefense program related costs	213,504	—	—	—	—	213,504
Grant payable	—	500,000	—	—	—	500,000
Operating leases	54,920	111,840	87,965	9,480	2,370	266,575

Total	$2,550,422	$2,391,840	$8,089,687	$9,480	$2,370	$13,043,799

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

In the third quarter of 2008, we signed a letter of intent with DSM to procure raw materials to be used to produce commercial quantities of cethromycin.  The lead times for acquiring these raw materials needed to be used to complete production are lengthy.  As of June 30, 2010 the cost of raw materials actually purchased was approximately $2.8 million.  The agreement allows for us to purchase additional raw materials at a later time.

In August 2008, the DTRA of the DoD awarded us a two-year contract worth up to $3.8 million to further study cethromycin as a potential broad-spectrum medical countermeasure. In conjunction with the grant awarded by the DTRA, we entered into subcontractor arrangements to further study cethromycin as a potential broad-spectrum medical countermeasure.  The subcontractors’ costs are expected to be approximately $2.8 million over a two-year period which began in August 2008.

Our commitments under operating leases consist of payments made to a related party relating to our facilities lease in Woodridge, Illinois, which expires on October 1, 2012.  Additionally, we rent certain office equipment under operating leases.

We will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all.  We may not have sufficient cash or other funding available to complete our anticipated business activities for the remainder of 2010.  In order to continue our business activities during 2010, we intend to raise additional capital through the issuance of equity securities, continuing our efforts in applying for grant awards through various agencies and by licensing our lead compound, cethromycin, to commercial partners.  We believe, based upon current market conditions, commercial partnership agreements would include a series of milestone payments, including up-front milestones that would fund our continued operations.  Although management believes we could secure commercial partnerships, there can be no assurances that such partnerships will be available at terms acceptable to us, if at all. On July 7, 2010, we closed our previously announced registered public offering of units.  The unit offering was structured such that in addition to common stock, the investor received warrants and unit warrants that if exercised allow for the investor to purchase additional shares of common stock within a specified period (see Note 2 to the consolidated financial statements).  If we raise additional capital by issuing equity securities, our shareholders could experience substantial dilution.  As a result of the uncertainty in our ability to obtain needed financing through equity offerings, commercial partnerships and grant awards or other means, there is substantial doubt about our ability to continue as a going concern.

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

We are subject to foreign currency exchange rate risk on certain contract manufacturing agreements.  For the six months ended June 30, 2010, we did not incur any exchange losses and have no outstanding obligations or commitments denominated in foreign currencies.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of fluctuations in foreign currency exchange rates.

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

Item 5. Other Information

In lieu of a Form 8-K that would require disclosure under items 1.02 and 3.03 respectivey, the Company reports the following:

On August 6, 2010, the Company and Pfizer, through its subsidiary Wyeth LLC (formerly Wyeth), terminated the Development and Commercialization Agreement for cethromycin dated as of September 29, 2008 (the “Agreement”) between the Company and Wyeth LLC.  The Agreement covered the Asia Pacific region excluding Japan.  Following discussions, both parties have concluded that it is in the strategic best interest of the parties to mutually terminate the Agreement.  As a result of the mutual termination, the Company regained all of its rights to develop and commercialize cethromycin in the Asia Pacific region of the world, except Japan.  As of the date of the termination, Pfizer owned 1,888,606 shares of common stock in the Company.

On August 10, 2010 the Company announced that the unit warrants sold in the July 2010 public equity offering will expire and cease to be exercisable on September 24, 2010.   This date is set by the terms of the unit warrant, which state that the unit warrants will expire 45 days after the Company’s public announcement that the FDA has accepted the Company’s Special Protocol Assessment (“SPA”).  Accordingly, as a result of the announcement made on August 10 that the FDA had accepted the Company’s SPA, the unit warrants will expire and cease to be exercisable at 4:00 p.m. EDT on Friday, September 24, 2010.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of Advanced Life Sciences Holdings, Inc. (as filed in our Quarterly Report on Form 10-Q as exhibit 3.1 on May 10, 2010)

10.1	Amended 2005 Stock Incentive Plan of Advanced Life Sciences Holdings, Inc. (as filed in our Current Report on Form 8-K as exhibit 10.1 on April 13, 2010)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Life Sciences Holdings, Inc.

By:	/s/ Michael T. Flavin, Ph.D.

Michael T. Flavin, Ph.D.
Chairman of the Board
and Chief Executive Officer

By:	/s/ John L. Flavin

John L. Flavin
President and
Chief Financial Officer

Dated: August 11, 2010

EXHIBIT INDEX

Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of Advanced Life Sciences Holdings, Inc. (as filed in our Quarterly Report on Form 10-Q as exhibit 3.1 on May 10, 2010)

10.1	Amended 2005 Stock Incentive Plan of Advanced Life Sciences Holdings, Inc. (as filed in our Current Report on Form 8-K as exhibit 10.1 on April 13, 2010)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.