Form 10-Q
period 2010-09-30
Advanced Life Sciences Holdings, Inc.
filed 2010-11-12
CIK 1322734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2010

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

As of  November 11, 2010, the registrant had 230,266,670 shares of common stock, $0.01 par value per share, outstanding.

ADVANCED LIFE SCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTITY)
INDEX

Form 10-Q

PART I — FINANCIAL INFORMATION (UNAUDITED)
Item 1.	Consolidated Financial Statements:
Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009
Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and for the period from inception (January 1, 1999) through September 30, 2010
Consolidated Statements of Total Equity (Deficit) for period from inception (January 1, 1999) through September 30, 2010
Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and for the period from inception (January 1, 1999) through September 30, 2010
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II — OTHER INFORMATION
Item 1A.	Risk Factors
Item 3.	Defaults Upon Senior Securities
Item 6.	Exhibits
Signatures
Exhibit Index

PART I — FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$950,840	$2,841,801
Grant receivable	—	530,219
Prepaid insurance	44,226	111,761
Other prepaid expenses	33,950	88,535

Total current assets	1,029,016	3,572,316

PROPERTY AND EQUIPMENT:
Furniture and fixtures	214,380	244,072
Computer software and equipment	258,786	258,786
Leasehold improvements	177,253	177,253

Total property and equipment—at cost	650,419	680,111
Less accumulated depreciation	(620,046)	(624,158)

Property and equipment—net	30,373	55,953

OTHER ASSETS:
Commercial launch materials	2,760,936	2,760,936
Deferred offering and financing costs	414,972	13,566
Other long-term assets	25,000	25,000

Total other assets	3,200,908	2,799,502

TOTAL ASSETS	$4,260,297	$6,427,771

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,097,350	$604,334
Accrued payroll	553,401	664,436
Other accrued expenses	651,689	661,504
Accrued interest payable	60,208	73,194
Short-term lease payable	—	4,350
Line of credit	2,500,000	—
Short-term grant payable	500,000	—

Total current liabilities	5,362,648	2,007,818

Long-term grant payable	—	500,000
Long-term notes payable - related party	—	2,000,000
Line of credit	6,000,000	10,000,000

Total liabilities	11,362,648	14,507,818

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT):
Common stock, $0.01 par value—620,000,000 shares authorized; 224,090,841 issued and outstanding at September 30, 2010; 84,925,010 shares issued and outstanding at December 31, 2009	2,240,908	849,250
Additional paid-in capital	128,223,544	122,621,392
Deficit accumulated during the development stage	(137,566,803)	(131,550,689)
Noncontrolling interest in subsidiary	—	—

Total equity (deficit)	(7,102,351)	(8,080,047)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$4,260,297	$6,427,771

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Period From
					Inception
					(January 1, 1999)
	Three months ended September 30,		Nine months ended September 30,		Through
	2010	2009	2010	2009	September 30, 2010
Revenue:
Management fees	$—	$—	$—	$—	$1,161,180
Grants	—	616,940	752,853	1,735,239	4,822,445
Royalty—related party	—	—	—	—	45,238

Total revenue	—	616,940	752,853	1,735,239	6,028,863

Expenses:
Research and development	662,278	916,241	2,280,470	3,160,061	97,323,152
Contracted research and development—related party	—	—	—	—	7,980,299
Selling, general and administrative	1,167,230	2,201,684	3,802,818	5,401,142	37,174,304

Total expenses	1,829,508	3,117,925	6,083,288	8,561,203	142,477,755

Loss from operations	(1,829,508)	(2,500,985)	(5,330,435)	(6,825,964)	(136,448,892)

Net other (income) expense:
Interest income	(1,573)	(5,865)	(8,136)	(9,336)	(2,968,559)
Interest expense	184,494	263,272	693,815	774,201	4,879,430
Other (income) expense, net	—	99,854	—	119,449	146,092
Gain on sale of interest in Sarawak Medichem Pharmaceuticals joint venture	—	—	—	—	(939,052)

Net other (income) expense	182,921	357,261	685,679	884,314	1,117,911

Net loss	(2,012,429)	(2,858,246)	(6,016,114)	(7,710,278)	(137,566,803)

Less net loss attributable to the noncontrolling interest in subsidiary	—	—	—	—	—

Net loss attributable to Advanced Life Sciences Holdings, Inc.	(2,012,429)	(2,858,246)	(6,016,114)	(7,710,278)	(137,566,803)

Less accumulated preferred stock dividends of subsidiary for the period	43,750	43,750	131,250	131,250	1,976,042

Net loss available to common shareholders	$(2,056,179)	$(2,901,996)	$(6,147,364)	$(7,841,528)	$(139,542,845)

Net loss per share available to common shareholders - basic and diluted	$(0.01)	$(0.05)	$(0.05)	$(0.15)

Weighted average shares outstanding - basic and diluted	182,022,584	62,715,539	125,339,679	50,601,036

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Noncontrolling
	Common Stock		Paid-in	Development	Interest
	Shares	Amount	Capital	Stage	in Subsidiary	Total

BALANCE—January 1, 1999 (inception)	—	$—	$—	$—	$—	$—

Issuance of stock (at inception)	1,588,000	250,000	—	—	—	250,000
Issuance of common stock, net of offering costs (August 2005)	6,721,814	67,218	29,210,558	—	—	29,277,776
Issuance of common stock, net of offering costs (March 2006)	10,233,464	102,335	33,266,653	—	—	33,368,988
Issuance of common stock, net of offering costs (December 2007)	10,191,083	101,911	17,700,186	—	—	17,802,097
Issuance of common stock, net of offering costs (September 2008)	1,888,606	18,886	1,634,193	—	—	1,653,079

Exchange of shares under recapitalization (December 2004)	(1,629,685)	(256,563)	—	—	—	(256,563)
Issuance of shares under recapitalization (December 2004)	9,482,015	94,820	161,743	—	—	256,563
Capital contributions (December 2004)	—	—	12,711,330	—	—	12,711,330
Issuance of 14,887 warrants (December 2004)	—	—	11,898	—	—	11,898
Issuance of common stock in exchange for licenses (December 2004)	1,122,569	11,226	8,988,774	—	—	9,000,000
Issuance of common stock in exchange for reduction of milestones payable (August 2005)	600,000	6,000	3,000,000	—	—	3,006,000
Modification of 14,887 warrants (August 2005)	—	—	18,925	—	—	18,925
Issuance of common stock as payment for commitment fees (September 2008)	393,339	3,933	296,067	—	—	300,000
Issuance of 65,000 warrants (October 2008)	—	—	7,445	—	—	7,445
Issuance of common stock under standby equity distribution agreements, net of offering costs (2009)	43,986,137	439,862	12,475,173	—	—	12,915,035

Issuance of stock related to option exercises (since inception)	347,668	9,622	49,869	—	—	59,491

Compensation expense related to stock options (since inception)	—	—	3,088,578	—	—	3,088,578

Net loss (since inception)	—	—	—	(131,550,689)	—	(131,550,689)

BALANCE—December 31, 2009	84,925,010	849,250	122,621,392	(131,550,689)	—	(8,080,047)

Issuance of common stock under standby equity distribution agreements, net of offering costs	15,447,057	154,471	2,092,529	—	—	2,247,000
Issuance of common stock, net of offering costs (July 2010)	37,918,800	379,188	574,759			953,947
Issuance of common stock - debt exchange (July 2010)	47,619,047	476,190	1,523,810			2,000,000
Issuance of 1,000,000 warrants (September 2010)	—	—	33,156			33,156
Issuance of common stock as payment for commitment fees (September 2010)	1,984,127	19,841	80,159			100,000
Issuance of common stock for Unit Warrant Exercises, net of offering costs	36,196,800	361,968	1,082,284			1,444,252
Compensation expense related to stock options	—	—	215,455	—	—	215,455

Net loss	—	—	—	(6,016,114)	—	(6,016,114)

BALANCE—September 30, 2010	224,090,841	$2,240,908	$128,223,544	$(137,566,803)	$—	$(7,102,351)

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Inception
			(January 1, 1999)
	Nine months ended September 30,		Through
	2010	2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,016,114)	$(7,710,278)	$(137,566,803)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	24,212	94,792	972,689
Non-cash interest expense	15,123	10,474	137,863
Stock compensation expense	215,455	536,239	3,304,033
Non-cash research and development	—	—	24,466,667
Non-cash settlement of milestone payment	—	—	6,000
Gain on sale of interest in Sarawak Medichem Pharmaceuticals (SMP)	—	—	(939,052)
(Gain) loss on disposal	(1,435)	244,659	256,553
Changes in operating assets and liabilities:
Clinical supplies	—	—	533,333
Accounts receivable	530,219	(271,441)	—
Prepaid expenses	122,120	156,705	(86,724)
Commercial launch materials	—	—	(2,760,936)
Other assets	—	(2,785,934)	(16,452)
Accounts payable	121,666	500,511	726,000
Accrued expenses	(383,370)	346,300	942,572
Licenses payable	—	—	(11,000,000)
Accrued interest on debt	(12,986)	25,199	638,271

Net cash flows from operating activities	(5,385,110)	(8,852,774)	(120,385,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,466)	(1,098,167)
Proceeds from the sale of SMP	—	—	939,052
Proceeds from the sales of investments	—	—	31,557,158
Purchase of investments	—	—	(31,557,158)

Net cash flows from investing activities	—	(5,466)	(159,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	5,000,411	11,449,259	107,551,960
Proceeds from issuance of note payable and line of credit	—	85,000	15,103,691
Proceeds from grants	—	—	500,000
Proceeds from stock options exercised	—	747	59,491
Payments for financing fees	(4,714)	(36,039)	(57,753)
Payments of debt	(1,500,000)	—	(1,500,000)
Payments on capital leases	(1,547)	(6,223)	(161,447)

Net cash flows from financing activities	3,494,150	11,492,744	121,495,942

NET (DECREASE) INCREASE IN CASH	(1,890,961)	2,634,504	950,840

CASH—Beginning of period	2,841,801	1,527,108	—

CASH—End of period	$950,840	$4,161,612	$950,840

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$635,188	$661,116	$4,049,359

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Noncash investment activity:
Purchase of property and equipment under capital leases	—	—	164,249
Noncash financing activity:
Issuance of common shares for licenses	—	—	9,000,000
Issuance of common shares for reduction of milestone payment	—	—	3,000,000
Debt discount	—	—	30,823
Unpaid costs associated with the issuance of common stock	390,031	—	390,031
SEDA and financing related costs	381,709	—	719,154
Issuance of common shares for related party note payable	2,000,000	—	2,000,000

See notes to unaudited consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

Basis of Presentation- The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made.  Therefore, these consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements included in the Company’s 10-K for the year ended December 31, 2009 and notes thereto. The consolidated financial statements include the accounts of the Advanced Life Sciences Holdings, Inc. and its wholly-owned subsidiary Advanced Life Sciences, Inc. (“ALS Inc.”)  All intercompany balances and transactions have been eliminated.  The results of operations for any interim period are not necessarily indicative of the results of operations expected for the full year.

The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business.  However, as a result of the Company’s continued losses and current business and financing position, the realization of assets, such as the Company’s commercial launch materials and other long-lived assets, or liquidation of liabilities without substantial adjustments is uncertain.  Given this uncertainty, there is substantial doubt as to the Company’s ability to continue as a going concern.

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

In order to continue its business activities during 2010, the Company intends to raise additional capital by issuing additional equity securities, continuing its efforts in applying for grant awards through various agencies and by licensing its lead compound, cethromycin (RestanzaTM), to commercial partners.  The Company believes, based upon current market conditions, commercial partnership agreements would include a series of milestone payments, including up-front milestones that would fund the Company’s continued operations.  Although management believes the Company could secure commercial partnerships, there can be no assurances that such partnerships will be available at terms acceptable to the Company, if at all.

2.                 Equity Transactions

In March 2010, the Company and YA Global Master SPV Ltd. (“YA SPV”), an affiliate of Yorkville Advisors, agreed to terminate the Standby Equity Distribution Agreement dated June 19, 2009 (the “2009 SEDA”).  The Company had sold to

YA SPV 49,549,200 shares of its common stock and raised approximately $11.7 million under the SEDA prior to its termination.  Shares of common stock sold under the 2009 SEDA in excess of $9.0 million were sold with the consent of the Company’s lender under the Company’s credit facility.

In June 2009, the Company and YA Global Investments, L.P. (“YA Global”), an affiliate of Yorkville Advisors,  terminated a prior Standby Equity Distribution Agreement dated September 29, 2008 (“2008 SEDA”).  For the period of January 1, 2009 through the end of the 2008 SEDA, the Company issued 9,883,994 shares to YA Global and received approximately $3.9 million.  In addition, in September 2008, the Company paid YA Global a commitment fee of $300,000 by issuing 393,339 shares of the Company’s common stock.

On July 7, 2010, the Company closed a registered public offering of units.  As part of the closing, the Company issued 379,188 units at a public offering price of $4.20 per unit, raising approximately $1.6 million in gross offering proceeds and approximately $1.0 million in net proceeds to the Company after deducting placement agent fees and offering expenses payable by the Company.

Each unit sold in the offering consists of (i) 100 shares of the Company’s common stock, (ii) 100 stock warrants to purchase shares of common stock at an exercise price of $0.042 per share and (iii) one warrant to purchase an additional unit, consisting of 100 shares of common stock and 100 stock warrants, at an exercise price of $4.20 per additional unit.  The stock warrants may be exercised at any time during the period commencing six months after the closing date and ending on the fifth anniversary of the closing date.  The exercise period for the unit warrants has expired. Prior to expiration, the Company issued 36,196,800 shares of common stock and 36,196,800 additional stock warrants through the exercise of unit warrants and received an additional $1.5 million in gross proceeds as a result of these exercises.

Dawson James Securities, Inc. (“Dawson James”) acted as the placement agent for the offering.  In addition to cash placement agent fees, the Company issued to Dawson James a compensation warrant to purchase 1,516,752 shares of common stock at an exercise price of $0.0672 per share.

In September 2010, the Company entered into a new Standby Equity Distribution Agreement with YA Global Master SPV Ltd. (“YA Master”) for the sale of up to $10.0 million of shares of the Company’s common stock over a two-year commitment period (the “2010 SEDA”). Under the terms of the 2010 SEDA, the Company will sell, from time to time, in its discretion, newly-issued shares of its common stock to YA Master at a discount to the current market price of 5%. The commitment does not impose any restrictions on the Company’s operating activities. Additionally, the Company paid to YA Master a commitment fee of $100,000 by issuing 1,984,127 shares of its common stock. Through November 11, 2010 the Company raised $0.2 million and issued 6,175,829 shares through the usage of the 2010 SEDA facility.

The Company also has an effective registration statement on file with the SEC for the purchase and sale of shares, with respect to common stock issuable under the agreement with YA Master. The number of shares included in the registration statement was limited to one-third of the then outstanding common stock held by non-affiliates, or approximately 54 million shares.  Based on the last reported share price of the Company’s common stock on November 10, 2010, the Company would be able to raise approximately $1.6 million through the use of the 2010 SEDA under this registration statement.

3.                 Related Party Transactions

The Company’s Chief Executive Officer, Michael T. Flavin Ph.D., loaned $2.0 million to the Company in 2001 (see Note 4).  During the three and nine months ended September 30, 2010 the Company incurred interest expense of $13,000 and $91,000, respectively, compared to interest expense of $39,000 and $119,000 for the three and nine months ended September 30, 2009, respectively.

In July 2010,  the Company, acting through the independent audit committee of the Company’s board of directors, entered into an agreement with Dr. Flavin, providing that the Company’s $2.0 million promissory note with Dr. Flavin would be exchanged for 47,619,047 shares of the Company’s common stock.  The price of $0.042 per share used in the exchange was the same price per share used in the Company’s July 2010 public equity offering.  As a result of the exchange, the promissory note was cancelled and retired and accrued interest of $52,000 was deferred and is expected to be paid later in the year.

In September 2010, the Company entered into a Second Amended and Restated Business Loan Agreement with a financial institution.  As part of the amendment, the Company’s Chief Executive Officer will provide a $1.5 million personal guarantee to the loan facility until the principal balance is reduced to $7.0 million (see Note 4).

The Company leases facilities from the BioStart Property Group, LLC (“BioStart”), a wholly-owned subsidiary of Flavin Ventures, LLC, which is owned by the Company’s Chief Executive Officer.  The lease, which commenced on October 1, 2009, is for a term of three years and provides the Company with 9,440 square feet of space at an annual rental rate of $10.50 per square foot.  The rental rate increases by 2.5% for the second year and by 3.0% in the final year of the lease term. The lease has a provision allowing the Company to negotiate an amendment to lease additional laboratory and office space should the need arise.  Lease expense totaled approximately $104,000 and $220,000 for the nine months ended September 30, 2010 and 2009, respectively.

4.                 Debt Obligations

In September 2001, the Company incurred indebtedness under a $2.0 million promissory note with the Chief Executive Officer of the Company, which bears interest at 7.75%.  On January 4, 2010, the note was extended to January 5, 2012 and all other terms remained unchanged and in effect. Interest expense of $91,000 and $119,000 was recorded for the nine months ended September 30, 2010 and 2009, respectively.  In July 2010, the $2.0 million promissory note was exchanged for 47,619,047 shares of the Company’s stock and as a result of the exchange, the promissory note was cancelled and retired and accrued interest of $52,000 was deferred and is expected to be paid later in the year. (see Note 3).

The Company has a revolving line of credit with a financial institution under which the Company had $8.5 million and $10.0 million outstanding as of September 30, 2010 and December 31, 2009, respectively. In September 2010, the Company entered into an amended loan agreement and related documents, with its lender, amending its existing loan facility to give effect to letter agreements the Company entered into in May and June 2010.  Among other things, the amendment extends the loan maturity by one year to January 1, 2012.  Under the terms of the agreement, the Company repaid $1.5 million of the outstanding loan balance and was required to further reduce the balance by an additional $1.5 million by October 1, 2010 and $1.0 million by April 1, 2011. The Company’s Chief Executive Officer, Michael T. Flavin, Ph.D., will provide a personal guarantee to the loan facility until the principal balance is reduced to $7.0 million.  In addition, the interest rate on the outstanding loan balance increased from 8.5% to 10.0% under the terms of the amended loan agreement. In connection with the amendment, the Company issued to its lender 500,000 warrants, which are exercisable at $0.042 per share, and will issue an additional 500,000 warrants in September 2011. The Company also agreed that the line of credit is secured by substantially all of its assets including, subject to Abbott Laboratories’ consent, its rights under its license agreement for cethromycin with Abbott Laboratories.  All other terms of the loan remained unchanged.

In October 2010, the Company paid $420,000 in a principal reduction to its commercial lender toward a mandatory prepayment of $1.5 million that was due on October 1, 2010.  The Company is engaged in substantive discussions with the lender regarding an agreement that would defer the balance of this prepayment to January 2011. Until agreement on such a deferral is reached or until the balance of the prepayment is made, the Company is subject to the default provisions of the loan documents including acceleration of payment. As of September 30, 2010, $2.5 million of the outstanding loan balance is classified as a current liability and $6.0 million a long-term liability on the balance sheet.

5.                 Fair Value of Financial Instruments

The carrying values of certain of the Company’s financial instruments, including cash equivalents and accounts payable, approximate fair value due to their short maturities.  The fair values of the Company’s long-term obligation is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk, including credit risk related to the Company’s ability to meet its payment obligations with its lender (see Note 4).  As of September 30, 2010, the Company estimates that the fair value of its $8.5 million (carrying value) revolving line of credit is approximately $7.9 million.

6.                 Deferred Offering and Financing Costs

In September 2010, the Company entered into a SEDA with YA Master for the sale of up to $10.0 million of shares of the Company’s common stock over a two-year commitment period.  In connection with this agreement, the Company incurred deferred offering costs which included legal, accounting and commitment fees of approximately $250,000.  These costs which are attributable to a proposed offering of securities, were deferred and will be ratably allocated against gross proceeds of future offerings under the SEDA. Also in September 2010, the Company entered into an amended loan agreement with its lender.  Deferred financing costs of approximately $170,000 related to legal and other closing fees were incurred.  These costs were capitalized and will be amortized over the life of the remaining term.

7.      Commitments

Vendor Contracts- The Company administers its cethromycin program largely under contracts with third parties.  Through September 30, 2010, contracts totaling $47.3 million have been executed related to the cethromycin program, which includes the development, commercialization, regulatory review and pre-launch activities associated with cethromycin as well as anthrax-related studies.  To date the Company has paid $47.1 million under these contracts and the remaining balance of $0.2 million is expected to be paid by the end of the year.  Subcontractor arrangements in connection with the Defense Threat Reduction Agency (“DTRA”) award grant were approximately $3.0 million over a two-year period which began in August 2008.  Through September 30, 2010 the Company has paid $2.9 million related to these agreements.  The commencement of clinical trials to study ALS-357 as a topical treatment for patients with metastatic melanoma has been delayed and as such the Company has terminated a $0.9 million contract with a university to study ALS-357.  Through September 30, 2010 the Company has paid $0.3 million in other contracts related to the ALS-357 program. In July 2010, the Company entered into a sponsored research and option agreement with The University of British Columbia (“UBC”) to develop several antimicrobial peptides. Under the terms of the agreement with UBC, the Company paid an option fee upon execution of the agreement and will make additional payments based on the completion of specific milestones. In return, UBC granted the Company the exclusive option to evaluate the technology and obtain a worldwide, exclusive license to manufacture, distribute and market products emanating from the program.

Grant Payable- In April 2005, the Company was awarded a $500,000 grant from the State of Illinois to fund expansion of its corporate headquarters in Woodridge, Illinois.  Under the terms of the grant, the Company is to create 100 full-time jobs at its corporate headquarters between January 31, 2005 and December 31, 2010 (“Grant Period”).  Under the current terms of the agreement, if the Company does not create the specified number of full-time jobs, it is required to repay the grant proceeds on a pro-rata basis of actual jobs created compared to the total defined in the grant within 45 days of the expiration or termination of the agreement.  The entire grant has been spent and therefore the $500,000 has been classified as a current liability as the Company must create and maintain positions created during the Grant Period through December 31, 2010.    Through September 30, 2010, four new jobs have been created and retained since the grant was awarded.

8.      Stock Option Grants

For the nine months ended September 30, 2010 and 2009, the Company granted stock options to purchase up to 2,996,027 and 673,200 shares of common stock, respectively, to certain employees and directors.  The exercise price of the options was the market price of the Company’s common stock on the date of grant.  The Company recognized compensation expense totaling approximately $215,000 and $536,000 for the nine months ended September 30, 2010 and 2009, respectively.

9.     Net Loss Per Share

Basic loss per share is computed by dividing net loss by the number of weighted average common shares outstanding during the reporting period.  Diluted loss per share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.  The computation of diluted shares outstanding for the periods ended September 30, 2010 and 2009 excludes incremental shares of 92,688,929 and 13,850,870 respectively, related to outstanding employee stock options and warrants.  These shares are excluded due to their anti-dilutive effect as a result of the Company’s net losses for the periods ended September 30, 2010 and 2009.

10.  Recent Accounting Pronouncements

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

Cethromycin CABP Program Update

In late June 2010 we submitted a final Special Protocol Assessment (“SPA”) with the FDA for the proposed Phase III clinical program of cethromycin in the treatment of patients with CABP. We have been engaged in the SPA process with the FDA over the last year to establish the clinical trial design needed to gain approval in CABP.  As filed, the SPA incorporates written and oral comments from the FDA’s Division of Anti-Infective and Ophthalmology Products.

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

The cost to complete the SPA is significant.  In order to advance the CABP program we are seeking a partner to assist in the funding of the program. We continue to have ongoing discussions with potential commercial partners focused on geographical markets such as the European Union and the United States as well as various government agencies.

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

In March 2010, we met with officials from the FDA’s Anti-Infectives Division to gain clarity on the registration pathway for cethromycin. This meeting followed the December 9, 2009 FDA AIDAC meeting which discussed clinical trial design issues for CABP relative to the earlier, March 2009, FDA CABP guidance document. In the meeting, the FDA guided that, to assess the approvability for cethromycin to treat CABP, we should establish a SPA using a superiority clinical trial design comparing cethromycin to a marketed macrolide antibiotic in two clinical trials. In light of this guidance, we worked with the FDA to finalize a SPA using a superiority design for the outpatient CABP indication.

Cethromycin Biodefense Program Update

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

In March 2010, we announced that we received notice from the Biomedical Advanced Research and Development Authority (“BARDA”) of the U.S. Department of Health and Human Services that it has completed its initial technical evaluation of our funding proposal for advanced development of cethromycin as a biodefense countermeasure and identified it as a scientifically and technically sound proposal important to program goals and objectives that may require further development and may be recommended for acceptance subject to funds availability. We were invited to submit additional information to allow BARDA to make a final determination on the appropriateness of the proposal to enter into contract negotiations. The Company is engaged in ongoing discussions with BARDA in light of recent amendments to the Broad Agency Announcement that would fund the development of cethromycin, if awarded.

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

IV Formulation Program Update

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

Antimicrobial Peptide Program

In July 2010 we announced that we entered into a sponsored research and option agreement with The University of British Columbia (“UBC”) to develop several antimicrobial peptides. These peptides exhibit bactericidal properties and kill both Gram-positive and Gram-negative organisms rapidly and directly. They have shown activity against clinically important resistant bacteria, such as vancomycin-resistant enterococci, a pathogen that is most commonly acquired by patients while hospitalized, and methicillin-resistant Staphylococcus aureus. Also, these peptides are expected to have significant activity against biodefense pathogens such as Bacillus anthracis.

Under the terms of the agreement with UBC, we paid an option fee upon execution of the agreement and will make additional payments based on the completion of specific milestones. In return, UBC granted us the exclusive option to evaluate the technology and obtain a worldwide, exclusive license to manufacture, distribute and market products emanating from the program.

Financial Transactions Update

Since our inception, we have incurred net losses each year. Our net loss for the nine months ended September 30, 2010 was $6.0 million.  As of September 30, 2010, we had an accumulated deficit of $137.6 million. We have funded operations to date primarily from debt financings and capital contributions from our founder and Chief Executive Officer, proceeds from an initial public offering, and subsequent private placements, including issuances of common stock under two Standby Equity Distribution Agreements.

In October 2010, we were awarded a $245,000 cash grant under the Qualifying Therapeutic Discovery Project which was created by Congress as part of the Patient Protection and Affordable Care Act of 2010. In July 2010, we applied for the grant to help fund the development of cethromycin for the treatment of CABP.

In September 2010, we entered into a new Standby Equity Distribution Agreement with YA Global Master SPV Ltd. (“YA Master”) for the sale of up to $10.0 million of shares of our common stock over a two-year commitment period (the “2010 SEDA”). Under the terms of the 2010 SEDA, we will sell, from time to time, in our discretion, newly-issued shares of our common stock to YA Master at a discount to the current market price of 5%. The commitment does not impose any restrictions on the Company’s operating activities.  Additionally, we paid to YA Master a commitment fee of $100,000 by issuing 1,984,127 shares of our common stock. Through November 11, 2010 we raised $0.2 million and issued 6,175,829 shares through the usage of the 2010 SEDA facility.

We also have an effective registration statement on file with the Securities and Exchange Commission for the purchase and sale of shares, with respect to common stock issuable under the agreement with YA Master. The number of shares included in the registration statement was limited to one-third of the then outstanding common stock held by non-affiliates, or approximately 54 million shares. Based on the last reported share price of our common stock on November 10, 2010, we would be able to raise approximately $1.6 million through the use of the 2010 SEDA under this registration statement.

On July 7, 2010, we closed a registered public offering of units.  As part of the closing, we issued 379,188 units at a public offering price of $4.20 per unit, raising approximately $1.6 million in gross offering proceeds and approximately $1.0 million in net proceeds after deducting placement agent fees and offering expenses payable by us.

Each unit sold in the offering consists of (i) 100 shares of our common stock, (ii) 100 stock warrants to purchase shares of common stock at an exercise price of $0.042 per share and (iii) one warrant to purchase an additional unit, consisting of 100 shares of common stock and 100 stock warrants, at an exercise price of $4.20 per additional unit.  The stock warrants may be exercised at any time during the period commencing six months after the closing date and ending on the fifth anniversary of the closing date.  The exercise period for the unit warrants has expired.  Prior to expiration, we issued 36,196,800 shares of common stock and 36,196,800 additional stock warrants through the exercise of unit warrants and received an additional $1.5 million in gross proceeds as a result of these exercises.

Dawson James Securities, Inc. (“Dawson James”) acted as the placement agent for the offering.  In addition to cash placement agent fees, we issued to Dawson James a compensation warrant to purchase 1,516,752 shares of common stock at an exercise price of $0.0672 per share.

In September 2010, we entered into a Second Amended and Restated Business Loan Agreement and related loan documents with our lender, amending our existing loan facility to give effect to letter agreements entered into in May and June 2010.  Among other things, the amendment extends the loan maturity by one year to January 1, 2012.  Under the terms of the agreement, we repaid $1.5 million of the outstanding loan balance and were required to further reduce the balance by an additional $1.5 million by October 1, 2010 and $1.0 million by April 1, 2011.  Our Chief Executive Officer, Michael T. Flavin, Ph.D., will provide a personal guarantee to the loan facility until the principal balance is reduced to $7.0 million.  In addition, the interest rate on the outstanding loan balance increased from 8.5% to 10.0% under the terms of the amended loan agreement. In connection with the amendment, we issued 500,000 warrants, which are exercisable at $0.042 per share, and will an additional 500,000 warrants in September 2011. We have also agreed that the line of credit is secured by substantially all of our assets including, subject to Abbott Laboratories’ consent, our rights under our license agreement for cethromycin with Abbott Laboratories.  All other terms of the loan remained unchanged.

In October 2010, we paid $420,000 in a principal reduction to our commercial lender toward a mandatory prepayment of $1.5 million that was due on October 1, 2010.  We are engaged in substantive discussions with the lender regarding an agreement that would defer the balance of this prepayment to January 2011. Until agreement on such a deferral is reached or until the balance of the prepayment is made, we are subject to the default provisions of the loan documents including acceleration of payment.

In July 2010, the Company, acting through the independent audit committee of our board of directors, entered into an agreement with Dr. Flavin, providing that our $2.0 million promissory note with Dr. Flavin would be exchanged for 47,619,047 shares of our common stock.  The price of $0.042 per share used in the exchange was the same price per share used in our public equity offering.  As a result of the exchange, the promissory note was cancelled and retired and accrued interest of $52,000 was deferred and is expected to be paid later in the year.

In April 2010, our shareholders approved an amendment to our articles of incorporation to increase the number of authorized shares from 125,000,000 to 625,000,000 including an increase in the number of authorized shares of common stock from 120,000,000 to 620,000,000.

In March 2010, the Company and YA Global Master SPV Ltd. (“YA SPV”), an affiliate of Yorkville Advisors, agreed to terminate the Standby Equity Distribution Agreement dated as of June 19, 2009 (the “2009 SEDA”).  We sold to YA SPV 49,549,200 shares of our common stock and raised approximately $11.7 million under the 2009 SEDA prior to its termination.  Shares of common stock sold under the SEDA in excess of $9.0 million were sold with the consent of our lender under our credit facility.

In June 2009, the Company and YA Global Investments, L.P. (“YA Global”), an affiliate of Yorkville Advisors,  terminated a prior Standby Equity Distribution Agreement dated as of September 29, 2008 (“2008 SEDA”).  For the period of January 1, 2009 through the end of the 2008 SEDA, we issued 9,883,994 shares to YA Global and received approximately $3.9 million.  In addition, in September 2008, we paid YA Global a commitment fee of $300,000 by issuing 393,339 shares of our common stock.

There is uncertainty as to our ability to continue as a going concern, and a discussion of this uncertainty can be found in Note 1 to the consolidated financial statements and in the liquidity and capital resources section of this management discussion and analysis.

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Revenue.  We did not generate revenue during the three months ended September 30, 2010 compared to $617,000 of revenue recognized for the three months ended September 30, 2009.  Revenue in the three months ended September 30, 2009 was derived from a grant awarded by the Defense Threat Reduction Agency (“DTRA”) of the U.S. Department of Defense (“DoD”).  The contract award of $3.8 million was over a two year period which began in August 2008.  The revenue from this grant was fully recognized as of June 30, 2010.

Research and development expense.  Research and development expense decreased $0.3 million to $0.7 million for the three months ended September 30, 2010 as the costs associated with work performed under the grant awarded by DTRA decreased $0.3 million in the quarter ended September 30, 2010.

General and administrative expense.  General and administrative expenses were $1.2 million for the three months ended September 30, 2010, a decrease of $1.0 million compared to the third quarter last year.  This result reflects a decrease in legal and other professional services of $0.4 million and lower salary and benefit costs of $0.4 million primarily the result of severance expense incurred in the third quarter of last year.  In addition, in the three months ended September 30, 2009 we recorded a non-cash charge of $0.2 million to expense capitalized leasehold improvements which no longer are used in our operations.

Interest income.  Interest income decreased $4,000 to $2,000 for the three months ended September 30, 2010 as compared to the same period last year.

Interest expense.    Interest expense of $184,000 decreased $79,000 in the three months ended September 30, 2010 as compared to the same period last year.  This result reflects the retirement of our $2.0 million promissory note with Dr. Flavin in exchange for 47,619,047 shares of our common stock in July 2010 and the repayment of $1.5 million of our outstanding loan balance with our lender in April 2010.

Other (income) expense, net.    For the three months ended September 30, 2009 we recorded a $100,000 currency transaction loss related to the procurement of commercial launch materials.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Revenue.  We recognized revenue of $753,000 for the nine months ended September 30, 2010 compared to $1.7 million for the nine months ended September 30, 2009.  Revenue was derived from a grant awarded by the Defense Threat Reduction Agency of the U.S. Department of Defense.  The contract award of $3.8 million was over a two year period which began in August 2008.  The revenue from this grant was fully recognized as of June 30, 2010.

Research and development expense.  Research and development expense decreased $0.9 million to $2.3 million for the nine months ended September 30, 2010.  In conjunction with work performed under the grant awarded by DTRA, costs incurred decreased $0.5 million in the nine months ended September 30, 2010. Expenses incurred for IV formulation studies of $0.2 million were offset by lower salary, benefit and incentive compensation costs of approximately $0.2 million in the nine months ended September 30, 2010.  Research and development expenses related to the FDA review of cethromycin including the June 2, 2009 AIDAC meeting, were $0.4 million for the nine months ended September 30, 2009.

General and administrative expense.  General and administrative expenses were $3.8 million for the nine months ended September 30, 2010, a decrease of $1.6 million compared to the same period last year.  This result reflects lower salary, benefit and incentive compensation costs of $0.6 million and decreased facility expenses of $0.2 million as a result of renewing our lease agreement at a lower rate per square foot and reduced amount of space.  In addition, legal services and other administrative costs were approximately $0.6 million lower for the nine months ended September 30, 2010 compared to the same period previous year and in the three months ended September 30, 2009 we recorded a non-cash charge of $0.2 million to expense capitalized leasehold improvements which no longer are used in our operations..

Interest income.  Interest income decreased $1,000 to $8,000 for the nine months ended September 30, 2010 as compared to the same period last year.

Interest expense.    Interest expense of $694,000 decreased $80,000 for the nine months ended September 30, 2010 as compared to the same period last year. This result reflects the retirement of our $2.0 million promissory note with Dr. Flavin in exchange for 47,619,047 shares of our common stock in July 2010 and the repayment of $1.5 million of our outstanding loan balance with our lender in April 2010.

Other (income) expense, net.    For the nine months ended September 30, 2009 we recorded a $119,000 currency transaction loss related to the procurement of commercial launch materials.

Liquidity and Capital Resources

We have devoted substantially all of our cash resources to research and development and general and administrative expenses.  To date, we have not generated any revenues from the sale of products, and we do not expect to generate any such revenues in the near term, if at all.  As a result, we have incurred an accumulated deficit of $137.6 million as of September 30, 2010 and we expect to incur significant operating losses for the foreseeable future.  As of September 30, 2010 we had negative working capital of $4.3 million and cash and cash equivalents were $1.0 million.  Since our inception in 1999 to August 2005, we financed our operations primarily through debt and capital contributions from our founder and controlling stockholder and borrowings under our bank line of credit.  In August 2005 we completed our initial public offering in which we raised $28.7 million, net of underwriters discount and offering costs.  Since that time, we have completed three private placements in which we raised $52.8 million, net of underwriters’ discounts and offering costs and raised additional debt financing through our $10.0 million bank line of credit.  Between January 2009 and March 2010 we raised $15.6 million under two Standby Equity Distribution Agreements.  And in July 2010 we completed a secondary public offering and raised approximately $2.5 million (including the exercise of unit warrants issued as part of that offering), net of placement agent fees and offering expenses payable by us.

In September 2001, we incurred indebtedness under a $2.0 million promissory note with the Chief Executive Officer of the Company, which bears interest at 7.75%.  In July 2010, the Company, acting through the independent audit committee of our board of directors, entered into an agreement providing that our $2.0 million promissory note with Dr. Flavin would be exchanged for 47,619,047 shares of our common stock.  The price of $0.042 per share used in the exchange was the same price per share used in our public equity offering.  As a result of the exchange, the promissory note was cancelled and retired and accrued interest of $52,000 was deferred and is expected to be paid later in the year.

We have a revolving line of credit with a financial institution under which we had $8.5 million and $10.0 million outstanding as of September 30, 2010 and December 31, 2009, respectively.  In September 2010, we entered into a Second Amended and Restated Business Loan Agreement and related loan documents with our lender to give effect to letter agreements we entered into in May and June 2010.  Among other things, the amendment extends the loan maturity by one year to January 1, 2012. Under the terms of the agreement, we repaid $1.5 million of the outstanding loan balance and were required to further reduce the balance by an additional $1.5 million by October 1, 2010 and $1.0 million by April 1, 2011.  Our Chief Executive Officer, Michael T. Flavin, Ph.D., will provide a personal guarantee to the loan facility until the principal balance is reduced to $7.0 million.  In addition, the interest rate on the outstanding loan balance increased from 8.5% to 10.0% under the terms of the amended loan agreement. In connection with the amendment, we also issued to our lender 500,000 warrants, which are exercisable at $0.042 per share, and will an additional 500,000 warrants in September 2011.  We have also agreed that the line of credit is secured by substantially all of our assets including, subject to Abbott Laboratories’ consent, our rights under the license agreement for cethromycin with Abbott Laboratories.  All other terms of the loan remained unchanged.

In October 2010, we paid $420,000 in a principal reduction to our commercial lender toward a mandatory prepayment of $1.5 million that was due on October 1, 2010.  We are engaged in substantive discussions with the lender regarding an agreement that would defer the balance of this prepayment to January 2011. Until agreement on such a deferral is reached or until the balance of the prepayment is made, we are subject to the default provisions of the loan documents including acceleration of payment.

Net cash used in operating activities was $5.4 million for the nine months ended September 30, 2010 compared to $8.9 million for the nine months ended September 30, 2009.  Approximately $1.3 million of cash was used in our cethromycin programs in the nine months ended September 30, 2010, compared to $4.4 million in the same period last year.  These amounts are net of DTRA grant award funds, which reimburse us for certain research and development expenses associated with the grant.  Cash used for general corporate purposes was $4.1 million in the nine months ended September 30, 2010 compared to $4.5 million for the nine months ended September 30, 2009.

Cash provided from financing activities was $3.5 million for nine months ended September 30, 2010 compared to $11.5 million in 2009.  In July 2010 we closed our public offering and received approximately $1.3 million net of fees paid through September 30, 2010 and through the exercise of unit warrants received an additional $1.5 million in net proceeds as a result of these exercises.  For the nine months ended September 30, 2010, we received approximately $2.2 million, net of offering expenses, for the sale of 15,447,057 shares under the 2009 SEDA facility compared to $11.4 million reflecting the sale of 35,154,293 shares for the nine months ended September 30, 2009.  Additionally, under the terms of the new loan agreement, we repaid $1.5 million of our outstanding loan balance in the second quarter of 2010.

Contractual Obligations

As of September 30, 2010, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of executed research and development, and license agreements are as follows:

	Payments Due by December 31,
	2010	2011	2012	2013	2014	Total
Notes payable and bank line of credit	$1,500,000	$1,000,000	$6,000,000	$—	$—	$8,500,000
Interest	266,768	626,895	—	—	—	893,663
CABP program related costs	227,088	—	—	—	—	227,088
Biodefense program related costs	135,797	—	—	—	—	135,797
Grant payable	—	500,000	—	—	—	500,000
Operating leases	27,770	111,840	87,965	9,480	2,370	239,425

Total	$2,157,423	$2,238,735	$6,087,965	$9,480	$2,370	$10,495,973

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

In the third quarter of 2008, we signed a letter of intent with DSM to procure raw materials to be used to produce commercial quantities of cethromycin.  The lead times for acquiring these raw materials needed to be used to complete production are lengthy.  As of September 30, 2010 the cost of raw materials actually purchased was approximately $2.8 million.  The agreement allows for us to purchase additional raw materials at a later time.

In August 2008, the DTRA of the DoD awarded us a two-year contract worth up to $3.8 million to further study cethromycin as a potential broad-spectrum medical countermeasure. In conjunction with the grant awarded by the DTRA, we entered into subcontractor arrangements to further study cethromycin as a potential broad-spectrum medical countermeasure.  The subcontractors’ costs were approximately $3.0 million over about a two-year period which began in August 2008.

Our commitments under operating leases consist of payments made to a related party relating to our facilities lease in Woodridge, Illinois, which expires on October 1, 2012.  Additionally, we rent certain office equipment under operating leases.

We will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all.  We may not have sufficient cash or other funding available to complete our anticipated business activities for the remainder of 2010.  In order to continue our business activities during 2010, we intend to raise additional capital through the issuance of equity securities and continue our efforts in applying for grant awards through various agencies and licensing our lead compound, cethromycin, to commercial partners.  We believe, based upon current market conditions, commercial partnership agreements would include a series of milestone payments, including up-front milestones that would fund our continued operations.  Although management believes we could secure commercial partnerships, there can be no assurances that such partnerships will be available at terms acceptable to us, if at all. In September 2010, we entered into the 2010 SEDA with YA Master for the sale of up to $10.0 million of shares of our common stock over a two-year commitment period. Under the terms of the 2010 SEDA, we will sell, from time to time, in our discretion, newly-issued shares of our common stock to YA Master at a discount to the current market price of 5% (see Note 2 to the consolidated financial statements). If we raise additional capital by issuing equity securities, our shareholders could experience substantial dilution.  As a result of our current financial situation and the uncertainty in our ability to obtain needed financing through equity offerings, commercial partnerships and grant awards or other means, there is substantial doubt about our ability to continue as a going concern.

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

•                                       our ability to repay our indebtedness and other obligations;

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

We may be subject to foreign currency exchange rate risk on certain contract manufacturing agreements.  For the nine months ended September 30, 2010, we did not incur any exchange losses and have no outstanding obligations or commitments denominated in foreign currencies.  To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of fluctuations in foreign currency exchange rates.

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

Our independent registered public accounting firm included an explanatory paragraph in the report on our 2009 financial statements related to the uncertainty in our ability to continue as a going concern. The paragraph stated that we do not have sufficient cash on-hand or other funding available to meet our obligations and sustain our operations, which raises substantial doubt about our ability to continue as a going concern. We will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all. We may not have sufficient cash or other funding available to complete our anticipated business activities for the remainder of 2010. In order to address our working capital shortfall we intend to raise additional capital by accessing the capital markets. There can be no assurances that we will be successful in accessing the capital markets on terms acceptable to us, if at all, or that such partnerships will be available on terms acceptable to us, if at all.

In order to provide access to needed capital, we executed a Standby Equity Distribution Agreement (“2010 SEDA”) that allows us to sell shares of our common stock to an accredited investor, YA Global Master SPV Ltd. (“YA Master”), subject to certain terms and conditions. Although we have not yet done so, any shares of our common stock that we determine to sell pursuant to the 2010 SEDA will have a dilutive impact on our stockholders. The 2010 SEDA terms do not restrict YA Master’s ability to re-sell the shares we issue to them, and such re-sales could cause the market price of our common stock to decline significantly with advances under the 2010 SEDA. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to YA Master in exchange for each dollar of the advance. Under these circumstances our existing stockholders would experience greater dilution. The sale of our common stock under the 2010 SEDA could encourage short sales by third parties, which could contribute to the further decline of our stock price. There can be no assurance that we will be able to obtain adequate capital funding in the future, under the 2010 SEDA or otherwise, to continue operations and implement our strategy. As a result of these uncertainties, there is significant doubt about our ability to continue as a going concern.

We are currently in payment default under the terms of our loan facility

In October 2010, the Company paid $420,000 in a principal reduction to its commercial lender toward a mandatory prepayment of $1.5 million that was due on October 1, 2010.  The Company is engaged in substantive discussions with the lender regarding an agreement that would defer the balance of this prepayment to January 2011. However, until agreement on such a deferral is reached or until the balance of the prepayment is made, the Company is subject to the default provisions of the loan documents including acceleration of loan repayment.

Item 3. Defaults Upon Senior Securities

In October 2010, the Company paid $420,000 in a principal reduction to its commercial lender toward a mandatory prepayment of $1.5 million that was due on October 1, 2010.  The Company is engaged in substantive discussions with the lender regarding an agreement that would defer the balance of this prepayment to January 2011. Until agreement on such a deferral is reached or until the balance of the prepayment is made, the Company is subject to the default provisions of the loan documents including acceleration of payment.

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

10.2

Second Amended and Restated Business Loan Agreement between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of September 9, 2010 (as filed in our Registration Statement on Form S-1 as exhibit 10.16 on September 29, 2010)

10.3

Amended and Restated Guaranty by Advanced Life Sciences Holdings, Inc. to and for the benefit of The Leaders Bank, dated as of September 9, 2010 (as filed in our Registration Statement on Form S-1 as exhibit 10.17 on September 29, 2010)

10.4

Amended and Restated Security Agreement between Advanced Life Sciences Holdings, Inc. and The Leaders Bank, dated as of September 9, 2010 (as filed in our Registration Statement on Form S-1 as exhibit 10.18 on September 29, 2010)

10.5

Amended and Restated Security Agreement between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of September 9, 2010 (as filed in our Registration Statement on Form S-1 as exhibit 10.19 on September 29, 2010)

10.6	Guaranty by Michael T. Flavin to and for the benefit of The Leaders Bank, dated as of September 9, 2010 (as filed in our Registration Statement on Form S-1 as exhibit 10.21 on September 29, 2010)

10.7

Standby Equity Distribution Agreement between Advanced Life Sciences Holdings, Inc. and YA Global Master SPV Ltd., dated September 27, 2010 (as filed in our Registration Statement on Form S-1 as exhibit 10.26 on September 29, 2010)

10.8	Letter agreement with Dawson James Securities, Inc. dated February 26, 2010, as amended on May 27, 2010 (as filed in our Registration Statement on Form S-1 as exhibit 10.29 on May 29, 2010)

10.9

Second Amended and Restated Debt Exchange Agreement between Advanced Life Sciences Holdings, Inc. and Michael T. Flavin, Ph.D. dated as of July 22, 2010 (as filed in our Current Report on Form 8-K as exhibit 10.1 on July 22, 2010)

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

Dated: November 12, 2010

EXHIBIT INDEX

Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of Advanced Life Sciences Holdings, Inc. (as filed in our Quarterly Report on Form 10-Q as exhibit 3.1 on May 10, 2010)

10.1	Amended 2005 Stock Incentive Plan of Advanced Life Sciences Holdings, Inc. (as filed in our Current Report on Form 8-K as exhibit 10.1 on April 13, 2010)

10.2

Second Amended and Restated Business Loan Agreement between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of September 9, 2010 (as filed in our Registration Statement on Form S-1 as exhibit 10.16 on September 29, 2010)

10.3

Amended and Restated Guaranty by Advanced Life Sciences Holdings, Inc. to and for the benefit of The Leaders Bank, dated as of September 9, 2010 (as filed in our Registration Statement on Form S-1 as exhibit 10.17 on September 29, 2010)

10.4

Amended and Restated Security Agreement between Advanced Life Sciences Holdings, Inc. and The Leaders Bank, dated as of September 9, 2010 (as filed in our Registration Statement on Form S-1 as exhibit 10.18 on September 29, 2010)

10.5

Amended and Restated Security Agreement between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of September 9, 2010 (as filed in our Registration Statement on Form S-1 as exhibit 10.19 on September 29, 2010)

10.6	Guaranty by Michael T. Flavin to and for the benefit of The Leaders Bank, dated as of September 9, 2010 (as filed in our Registration Statement on Form S-1 as exhibit 10.21 on September 29, 2010)

10.7

Standby Equity Distribution Agreement between Advanced Life Sciences Holdings, Inc. and YA Global Master SPV Ltd., dated September 27, 2010 (as filed in our Registration Statement on Form S-1 as exhibit 10.26 on September 29, 2010)

10.8	Letter agreement with Dawson James Securities, Inc. dated February 26, 2010, as amended on May 27, 2010 (as filed in our Registration Statement on Form S-1 as exhibit 10.29 on May 29, 2010)

10.9

Second Amended and Restated Debt Exchange Agreement between Advanced Life Sciences Holdings, Inc. and Michael T. Flavin, Ph.D. dated as of July 22, 2010 (as filed in our Current Report on Form 8-K as exhibit 10.1 on July 22, 2010)

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