Form 10-K
period 2010-12-31
Advanced Life Sciences Holdings, Inc.
filed 2011-03-24
CIK 1322734

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Period Ended: December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

          The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $5.4 million (based upon the closing price of $0.06 per common share as quoted on the OTC Bulletin Board). The registrant has no outstanding non-voting stock. For purposes of this computation, it is assumed that the shares of voting stock held by directors and officers would be deemed to be stock held by affiliates. Non-affiliated common stock outstanding at June 30, 2010 was 90,616,003 shares.

          Total common stock outstanding as of March 23, 2011 was 323,627,533 shares.

Documents incorporated by reference

          Certain sections of the Registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders for the year ended December 31, 2010 (the "2011 Proxy Statement") are to be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year ended December 31, 2010 and are incorporated by reference into Part III of this Report.

ADVANCED LIFE SCIENCES HOLDINGS, INC
INDEX
Form 10-K

	PART I
Item 1.	Business	1
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	31
Item 2.	Properties	31
Item 3.	Legal Proceedings	31
Item 4.	Reserved	31
	PART II
Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32
Item 6.	Selected Financial Data	33
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 8.	Financial Statements and Supplementary Data	46
	Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009	47
	Consolidated Statements of Operations for the years ended December 31, 2010, 2009, 2008 and period from inception (January 1, 1999) through December 31, 2010	48
	Consolidated Statements of Total Equity (Deficit) for the years ended December 31, 2010, 2009, 2008 and period from inception (January 1, 1999) through December 31, 2010	49
	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, 2008 and period from inception (January 1, 1999) through December 31, 2010	50
	Notes to Consolidated Financial Statements	51
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70
Item 9A.	Controls and Procedures	70
Item 9B.	Other Information	71
	PART III
Item 10.	Directors and Executive Officers of the Registrant	71
Item 11.	Executive Compensation	71
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	71
Item 13.	Certain Relationships and Related Transactions	71
Item 14.	Principal Accountant Fees and Services	71
	PART IV
Item 15.	Exhibits	72

PART I

Item 1.    Business.

        This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Advanced Life Sciences Holdings, Inc. to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations and future financing (including debt, equity or capital financing transactions); any statements concerning product research, development and commercialization timelines; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described in Item 1A "Risk Factors" in this annual report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

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

Overview

        We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs in the areas of infectious disease, oncology and respiratory disease. Using our internal discovery capabilities and our network of pharmaceutical and academic partners, we have assembled a promising pipeline of clinical and preclinical product candidates. The following is a summary of each of our primary programs:

  •
  Infectious Disease—Respiratory Tract Infections.  We have an exclusive worldwide license (excluding Japan) from Abbott Laboratories ("Abbott") to develop and commercialize cethromycin (RestanzaTM), a second generation, once-a-day antibiotic for the treatment of respiratory tract infections. In December 2005, we initiated our pivotal Phase III clinical program for the treatment of mild-to-moderate community acquired bacterial pneumonia ("CABP"), the indication for which we are seeking Food and Drug Administration ("FDA") approval. In 2007, we successfully completed these two pivotal Phase III clinical trials. Cethromycin has been tested in approximately 5,600 human subjects in clinical trials to date. In September 2008, we submitted a New Drug Application ("NDA") for the use of cethromycin in CABP. In July 2009, we received a complete response letter from the FDA regarding cethromycin NDA for the outpatient treatment of adults with CABP. In its letter, the FDA indicated that they cannot approve the application for cethromycin in its current form and that, to gain approval, additional clinical data is required to demonstrate efficacy with defined statistical methodology. In August 2010, we reached an agreement with the FDA under the Special Protocol Assessment ("SPA") process, on the design of our planned Phase III study of cethromycin to treat CABP.

  •
  Infectious Disease—Biodefense.  Along with our clinical work in the treatment of CABP, we are collaborating with several groups within the U.S. Government to evaluate cethromycin's potential in preventing inhalation anthrax and other high-priority bioterror agents. In March 2007, the FDA designated cethromycin an Orphan Drug for the prophylactic treatment of patients exposed to inhalation anthrax and in May 2007, cethromycin was shown to be 100%

    protective against a lethal dose of inhaled anthrax in non-human primates. In August 2008, we announced that the Defense Threat Reduction Agency ("DTRA") of the U.S. Department of Defense awarded us a two-year contract worth up to $3.8 million to fund NDA-enabling studies evaluating cethromycin's efficacy in combating Category A and B bioterror agents such as Fransicella tularensis (tularemia), Yersinia pestis (plague) and Burkholderia pseudomallei (melioidosis). In June 2009, we announced that a second non-human primate study involving cethromycin showed that a 14-day course of cethromycin achieved a 100% survival rate against an inhaled lethal dose of anthrax. In August 2009, we announced positive results from an animal study that was conducted to measure cethromycin's therapeutic efficacy in treating inhalation anthrax after symptoms of infection had developed. In September 2009, the FDA granted Orphan Drug Designation to cethromycin for the prophylactic treatment of plague and tularemia. Also in September 2009, we announced positive top-line results from a pivotal, non-human primate study involving cethromycin demonstrating statistical significance at a 90% survival rate against an inhaled lethal dose of plague. In December 2009, we announced positive top-line results from a pivotal, non-human primate study involving cethromycin against an inhaled lethal dose of tularemia. A 14-day course of cethromycin achieved a 100% survival rate at the doses tested. In March 2010, we announced that we received notice from the Biomedical Advanced Research and Development Authority ("BARDA") of the U.S. Department of Health and Human Services that it has completed its initial technical evaluation of our funding proposal for advanced development of cethromycin as a biodefense countermeasure and identified it as a scientifically and technically sound proposal important to program goals and objectives that may require further development and may be recommended for acceptance subject to funds availability. We were invited to submit additional information to allow BARDA to make a final determination on the appropriateness of the proposal to enter into contract negotiations. We are engaged in ongoing discussions with BARDA in light of recent amendments to the Broad Agency Announcement that would fund the development of cethromycin, if awarded. We also gained clarity from the FDA on the biodefense regulatory package required for submission in light of recent Anti-Infective Drugs Advisory Committee ("AIDAC") meetings discussing the use of the FDA's Animal Rule for approval of biodefense therapeutics. As anticipated, the FDA recommended that, in parallel with pivotal animal studies demonstrating efficacy under FDA's Animal Rule, we should complete the CABP clinical program and gain market approval to the CABP NDA prior to submitting an amended NDA for the biodefense indications.

  •
  Oncology.  ALS-357 is a compound that has shown evidence of anti-tumor activity against malignant melanoma in preclinical studies. Currently available therapies have not had significant success at prolonging survival for patients with melanoma that has spread beyond the primary growth site. We believe that ALS-357 has the potential for either a topical or systemic formulation. We have established an open investigational new drug application (IND) for ALS-357 with the FDA. In August 2007, the FDA designated ALS-357 an Orphan Drug for the topical treatment of metastatic melanoma. In addition to the lead compound, we also have a preclinical analogue program underway and are generating new compounds under our medicinal chemistry platform. The ALS-357 program would require a partner to assist in the funding and advancement of this program.

  •
  Respiratory Disease.  ALS-886 is a novel therapeutic in preclinical development for the treatment of inflammation-related tissue damage, including tissue damage associated with acute respiratory distress syndrome ("ARDS"). Patients suffering from ARDS have a high fatality rate, and there are currently only limited treatment options available. We have established an IND application for ALS-886 with the FDA. We expect that the first clinical study will involve approximately 40 patients to determine the safety profile of the compound in human subjects. In July 2008, we began a collaboration with the United Kingdom's Defence Science and Technology Laboratory

    ("Dstl") to evaluate ALS-886 as a treatment for chemically induced lung injury. The ALS-886 program would require a partner to assist in the funding and advancement of this program.

        In addition to the compounds summarized above, we have additional product candidates in preclinical development coming from our natural products-based chemistry platform. We have not received FDA approval for any of our product candidates. Our revenues to date have consisted solely of management fees, one-time or limited payments associated with our collaborations and government grant awards. Our cumulative net loss was $140.9 million as of December 31, 2010, and we do not anticipate generating any revenue from the sale of cethromycin in the near term. If we secure commercial partnerships, milestones received as a result of any of our commercial partnership agreements could be recognized as revenue depending on the underlying nature of the milestones. Since our inception in 1999, we have financed our operations primarily through public and private equity offerings, loans from our founder, borrowings under our bank line of credit, and proceeds from sales of our common stock under Standby Equity Distribution Agreements. We will continue to do so until we are able to generate revenues from our product candidates, if ever.

        At present, our liabilities are significantly greater than our assets, and we are in default of our line of credit agreement. Due to the default on our line of credit arrangement, it is possible, depending on the nature of any actions our lender would take, that we may need to file for bankruptcy. As a result of our current financial situation and the uncertainty in our ability to obtain needed financing through equity offerings, commercial partnerships and grant awards or other means, there is substantial doubt about our ability to continue as a going concern. In further recognition of our current financial situation, in January 2011, we publicly announced that with the oversight of our Board of Directors we intend to evaluate strategic alternatives, including a possible sale of the Company.

        On March 17, 2011, our Board of Directors authorized and approved a 1-for-30 reverse stock split. Our shares are not yet trading on a post-split basis and the expected effective date of the reverse stock split is March 28, 2011, subsequent to the issuance of our 2010 financial statements. Pro forma weighted average shares outstanding and earnings per share calculations have been included on the face of our consolidated statements of operations reflecting the post-split effect of the pending reverse stock split. All other share information including shares issued and outstanding has been presented on a pre-split basis.

Our Background

        In June 1999, MediChem Life Sciences ("MediChem"), our former parent, exchanged its investment in 100% of the outstanding common stock of Advanced Life Sciences, Inc. ("ALS Inc.") for nonvoting preferred stock issued by ALS Inc. affecting a spin-off of ALS Inc. Prior to the spin-off, Dr. Michael Flavin, the sole stockholder, owned 100% of MediChem and ALS Inc., then a wholly-owned subsidiary of MediChem. As a result of the spin-off, Dr. Flavin became the sole common stockholder of ALS Inc. MediChem holds 100% of the preferred stock of our subsidiary, ALS Inc., which was issued in exchange for common stock held at the June 1999 spin-off. In 2004, Advanced Life Sciences Holdings, Inc. ("ADLS") was created as part of a recapitalization, and ALS, Inc. became a subsidiary of ADLS. ADLS has no preferred shares outstanding as of December 31, 2010.

        In August 2005, we completed the initial public offering of common stock in which we sold 6,400,000 shares of common stock to the public at $5.00 per share, resulting in gross proceeds of $32.0 million. We also completed a concurrent offering of 600,000 shares to Abbott in exchange for a $3.0 million reduction of a milestone payment obligation under our license agreement with Abbott. In September 2005, our underwriters exercised their option to purchase 100,000 shares to cover over-allotments resulting in additional gross proceeds of $500,000. In connection with these offerings, we paid approximately $2.3 million in underwriting discounts and incurred other offering expenses of approximately $1.5 million. The net cash proceeds from the offerings were approximately $28.7 million.

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

        In September 2008, in connection with our entry into a development and commercialization agreement, we entered into a stock purchase agreement with Wyeth (Wyeth was subsequently acquired by Pfizer and as a result will be referred to as "Pfizer" throughout this report). Under the terms of agreement, Pfizer made an up-front investment in ADLS by purchasing 1,888,606 shares of its common stock at a price of $0.908 per share for approximately $1.7 million, net of offering expenses, representing approximately 4.9% of our total then outstanding shares. In August 2010 the development and commercialization agreement was terminated by mutual agreement among the parties.

        In September 2008, we entered into a Standby Equity Distribution Agreement (the "2008 SEDA") with YA Global Investments, L.P. ("YA Global"), an affiliate of Yorkville Advisors, for the sale of up to $15.0 million of shares of our common stock over a two-year commitment period. For the period of January 2009 through the end of the 2008 SEDA, we issued 9,883,994 shares to YA Global and received approximately $3.9 million. In addition, in September 2008, we paid YA Global a commitment fee of $300,000 by issuing 393,339 shares of our common stock. The Company and YA Global agreed to terminate the 2008 SEDA in June 2009.

        In June 2009, after terminating the 2008 SEDA, we entered into a new Standby Equity Distribution Agreement (the "2009 SEDA") with YA Global Master SPV Ltd. ("YA Master"), also an affiliate of Yorkville Advisors, for the sale of up to $15.0 million of shares of our common stock over a two-year commitment period. For the period from June 2009 through March 10, 2010, we issued 49,549,200 shares to YA Master and received proceeds of approximately $11.7 million. Shares of common stock sold under the 2009 SEDA in excess of $9.0 million were sold with the consent of our lender under our credit facility. In March 2010, the Company and YA Master agreed to terminate the 2009 SEDA.

        In July 2010, we closed a registered public offering of units. As part of the closing, we issued 379,188 units at a public offering price of $4.20 per unit, raising approximately $1.6 million in gross offering proceeds and approximately $1.0 million in net proceeds after deducting placement agent fees and offering expenses payable by us. Each unit sold in the offering consisted of (i) 100 shares of our common stock, (ii) 100 stock warrants to purchase shares of common stock at an exercise price of $0.042 per share and (iii) one warrant to purchase an additional unit, consisting of 100 shares of common stock and 100 stock warrants, at an exercise price of $4.20 per additional unit. The stock warrants may be exercised at any time during the period commencing six months after the closing date and ending on the fifth anniversary of the closing date. The exercise period for the unit warrants has expired. Prior to expiration, we issued 36,196,800 shares of common stock and 36,196,800 additional stock warrants through the exercise of unit warrants and received an additional $1.5 million in gross proceeds as a result of these exercises. Dawson James Securities, Inc. ("Dawson James") acted as the placement agent for the offering. In addition to cash placement agent fees, we issued to Dawson James a compensation warrant to purchase 1,516,752 shares of common stock at an exercise price of $0.0672 per share.

        In July 2010, acting through the independent audit committee of our Board of Directors, we entered into an agreement with Dr. Flavin, our Chief Executive Officer, providing that our $2.0 million promissory note with Dr. Flavin would be exchanged for 47,619,047 shares of our common stock. The price of $0.042 per share used in the exchange was the same price per share used in our July 2010 public equity offering. As a result of the exchange, the promissory note was cancelled and retired.

        In September 2010, we entered into a new Standby Equity Distribution Agreement (the "2010 SEDA") with YA Master for the sale of up to $10.0 million of shares of our common stock over a two-year commitment period. Under the terms of the 2010 SEDA, between October 2010 and January 2011, we sold 52,133,074 shares of our common stock to YA Master at a discount to the current market price of 5% and received proceeds of approximately $1.1 million. Additionally, we paid to YA Master a commitment fee of $100,000 by issuing 1,984,127 shares of our common stock. In January 2011, the Company and YA Master agreed to terminate the 2010 SEDA.

        In January 2011, we entered into an Investment Agreement with Dutchess Opportunity Fund, II, LP. ("Dutchess") for the sale of up to $5.0 million of shares of our common stock over a period of two years. Under the terms of the Investment Agreement, we may sell from time to time, in our discretion, newly-issued shares of our common stock to Dutchess at a discount to the current market price of 5%. Additionally, we paid to Dutchess a commitment fee of $50,000 by issuing 2,475,248 shares of our common stock. We also have an effective registration statement on file with the Securities and Exchange Commission ("SEC") for the purchase and sale of up to 72,162,601 shares, with respect to common stock issuable under the agreement with Dutchess. Through March 23, 2011 we have issued 47,403,618 shares to Dutchess, including the shares issued as a commitment fee, and received proceeds of approximately $0.7 million. Based on the last reported share price of our common stock on March 21, 2011, we would be able to raise approximately an additional $0.3 million through the use of the Dutchess Agreement.

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

  Maximize the Commercial Potential of Cethromycin

        We currently intend to focus a significant portion of our business efforts on the regulatory approval and commercialization of cethromycin for the treatment of CABP. This includes a plan to evaluate strategic alternatives, including a possible sale of the Company, with the goal of maximizing shareholder value. Human clinical trials have been performed to determine the safety and efficacy of cethromycin in approximately 5,600 human subjects. In November 2007, we completed our pivotal Phase III clinical trials for the treatment of mild-to-moderate CABP using a 300 mg once-daily dosing regimen. In September 2008 we submitted an NDA for the use of cethromycin in mild-to-moderate CABP. In June 2009, the FDA AIDAC reviewed the cethromycin NDA. The AIDAC voted that cethromycin demonstrated safety for the outpatient treatment of adults with mild-to-moderate CABP, but voted that cethromycin did not demonstrate efficacy in the treatment of CABP. The committee's negative vote on the drug candidate's efficacy followed a discussion that the cethromycin NDA included data on patients with mild-to-moderate disease and that the new draft guidance for developing treatments for CABP, released in March 2009, requires the enrollment of more severe CABP patients for approval in the outpatient CABP indication. Our pivotal Phase III program included in the NDA was designed and conducted under prior FDA guidance and before the new draft guidance was released. In July 2009, we received a complete response letter from the FDA regarding cethromycin NDA for the outpatient treatment of adults with CABP. In its letter, the FDA indicated that they cannot approve the application for cethromycin in its current form and that, to gain approval, additional clinical data is required to demonstrate efficacy with defined statistical methodology. In March 2010, we met with officials from the FDA's Anti-Infectives Division to gain clarity on the registration pathway for cethromycin and in the meeting, the FDA guided that, to assess the approvability for cethromycin to treat CABP, we should establish a SPA using a superiority clinical trial design comparing cethromycin to a marketed macrolide antibiotic in two clinical trials. In light of this guidance, we worked with the FDA to finalize a SPA using a superiority design for the outpatient CABP indication and in August 2010 we reached an agreement with the FDA, under the SPA process, on the design of our planned Phase III study of cethromycin to treat CABP. The trial is the first prospectively designed superiority study to be conducted in CABP.

  Advance our Biodefense Program

        Along with our clinical work in the treatment of CABP, we are collaborating with several groups within the U.S. Government to evaluate cethromycin's potential in preventing inhalation anthrax and other high-priority bioterror agents. In March 2010, we announced that we received notice from the BARDA of the U.S. Department of Health and Human Services that it has completed its initial technical evaluation of our funding proposal for advanced development of cethromycin as a biodefense countermeasure and identified it as a scientifically and technically sound proposal important to program goals and objectives that may require further development and may be recommended for acceptance subject to funds availability. We were invited to submit additional information to allow BARDA to make a final determination on the appropriateness of the proposal to enter into contract negotiations. We are engaged in ongoing discussions with BARDA in light of recent amendments to the Broad Agency Announcement that would fund the development of cethromycin, if awarded. Related to this development, we also gained clarity from the FDA on the biodefense regulatory package required for submission in light of recent AIDAC meetings discussing the use of the FDA's Animal Rule for approval of biodefense therapeutics. As anticipated, the FDA recommended that, in parallel with pivotal animal studies demonstrating efficacy under FDA's Animal Rule, we should complete the CABP clinical program and gain market approval to the CABP NDA prior to submitting an amended NDA for the biodefense indications. In November 2010, we announced that we submitted a full proposal to NIAID. The proposal requests $38 million over 5 years for the development of an IV formulation of our novel antibiotic, cethromycin to therapeutically treat anthrax, tularemia and plague. In addition, the proposal includes pre-clinical development as well as funding for four Phase 1 clinical trials and a Phase 2 clinical trial to evaluate the safety and efficacy of IV cethromycin in patients hospitalized with moderate-to-severe CABP.

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

Our Lead Program

        In December 2004, Abbott Laboratories granted us an exclusive worldwide license, except in Japan, to commercialize cethromycin, our most advanced product candidate. Cethromycin is a second generation once-a-day oral antibiotic from the ketolide-class used in the treatment of respiratory tract infections. Over the last decade, the rapid rise in severe and fatal infections caused by antibiotic-resistant bacteria has posed a serious threat to public health. There is a need to discover new antibiotics that are effective against resistant bacteria. As a new class of antibiotics, ketolides have shown activity against penicillin- and macrolide-resistant Gram-positive pathogens. Cethromycin has demonstrated activity toward drug-resistant Streptococcus pneumoniae and Haemophilus influenzae, two of the pathogens commonly found in CABP, when compared to the published data on antibiotics currently on the market. Cethromycin has also shown in vitro evidence of an extended post-antibiotic effect, meaning that the suppression of bacterial growth persists in the absence of measurable antibiotic concentration.

        In December 2005, we initiated our pivotal Phase III clinical program for the treatment of mild-to-moderate CABP, which enrolled a total of 1,106 patients and were successfully completed in 2007. Cethromycin reported per protocol clinical cure rates of 94.0% in trial CL05-001 (comparator, Biaxin, was 93.8%) and 91.5% in trial CL06-001 (comparator, Biaxin, was 95.9%). In February 2008, we announced that both the therapeutic and supratherapeutic doses of cethromycin showed no signal of any electrocardiographic effects and hence supported its favorable cardiac safety profile, the results from a thorough QT study of cethromycin (trial CL07-001). In September 2008, we submitted a NDA for the use of cethromycin in outpatient CABP. In June 2009, the FDA AIDAC reviewed the cethromycin NDA and voted that cethromycin demonstrated safety for the outpatient treatment of adults with mild-to-moderate CABP but did not demonstrate efficacy in the treatment of CABP due to release of the new FDA draft guidance for developing treatments for CABP in March 2009, which requires the enrollment of more severe CABP patients for approval in the outpatient CABP indication. In July 2009, we received a complete response letter from the FDA, stating that cethromycin NDA cannot be approved in its current form and that, to gain approval, additional clinical data is required to demonstrate efficacy. In August 2010 we reached an agreement with the FDA, under the SPA process, on the design of our planned Phase III study of cethromycin to treat CABP. The trial, if and when initiated, will be the first prospectively designed superiority study to be conducted in CABP.

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

        Respiratory tract infections arise when bacterial infections develop in the inhalation passageway, including the nose, throat, sinuses and lungs. The four main types of respiratory tract infections are pneumonia, bronchitis, pharyngitis and sinusitis. Many of these bacterial infections can be life threatening if not treated quickly. Bacterial pneumonia, which involves an infection of the lung itself, is the most severe of the common respiratory tract infections. Pneumonia is often classified as CABP or hospital acquired pneumonia, depending upon the setting in which contraction of the bacterial infection occurred. The Textbook of Primary and Acute Care Medicine estimates that, in the United States alone, there are approximately 5-6 million cases of mild-to-moderate CABP each year.

  Current Treatment Options and Limitations

        Until recently, there have been three main classes of antibiotics prescribed for respiratory tract infections such as CABP. These are semi-synthetic penicillins (also known as beta-lactams), such as Augmentin® (amoxicillin and clavulanate potassium) sold by GlaxoSmithKline; macrolides, such as erythromycin or Zithromax® (azithromycin) sold by Pfizer; and fluoroquinolones, such as Cipro® (ciprofloxacin) sold by Bayer. Penicillins, macrolides and fluoroquinolones have all been shown to have certain shortcomings with respect to the treatment of respiratory tract infections. Studies have shown that, in the United States, approximately 26% of Streptococcus pneumoniae isolates, the most common pathogens that cause respiratory tract infections such as CABP, are resistant to macrolides. In addition, numerous reports in the medical literature have noted the emergence of penicillin-resistant pneumococci. The wide use of fluoroquinolones increases the potential for development of bacterial resistance, cross-resistance to the same or other classes of antibiotics as well as promotes Clostridium difficile associated disease ("CDAD"). Further, in July 2008, the FDA requested manufacturers of fluoroquinolones to include a black box warning for tendon damage. In March 2009, Tygacil® (tigecycline), a tetracycline derivative sold by Pfizer, was approved by the FDA for the in-patient treatment of community-acquired bacterial pneumonia. In addition, Zyvox® (linezolid), an oxazolidinone analogue sold by Pfizer, is marked to treat nosocomial pneumonia.

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

ALS Solution

        We are developing cethromycin, a second generation once-a-day oral antibiotic from the ketolide class, in response to the emerging antibiotic resistance observed in the treatment of CABP. Prior to the initiation of our clinical trials, cethromycin had been tested by Abbott in approximately 4,400 human subjects during clinical trials. As of November 2007, we successfully completed two pivotal Phase III clinical trials of cethromycin for the treatment of mild-to-moderate CABP. We also intend to evaluate opportunities for cethromycin in the treatment of other types of bacterial infections.

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

Other Collaborations and License Agreements

        In addition to our collaborations with Abbott Laboratories, we have entered into a number of license agreements for intellectual property and other rights needed to develop our products.

        University of Illinois at Chicago ("UIC").    In 1999, we acquired an exclusive worldwide license, under patent rights and know-how controlled by UIC, to develop, make, use and sell ALS-357 and related compounds to treat melanoma and other forms of cancer. In consideration for this license, we paid an upfront license fee of $15,000 upon the execution of the agreement. We are also obligated to make up to $135,000 in aggregate milestone payments upon the achievement of various development and commercialization milestones for each of ALS-357 and any other compound developed by us under the licensed technology. To date, we have paid $10,000 in milestone payments which resulted from an IND for ALS-357 filed with the FDA in December 2004. Under the terms of the agreement, we are obligated to reimburse UIC for past patent preparation, filing and prosecution expenses, and have agreed to reimburse UIC for similar expenses related to foreign patents throughout the term of the agreement. To date we have paid UIC approximately $538,000 for patent reimbursement. In addition, we agreed to pay royalties equal to 6% of net sales to UIC based on sales of licensed products by us, our affiliates and sublicensees, as well as a percentage of all other income we receive from sublicensees, but in any event, a minimum royalty of $5,000 annually once commercial sales commence.

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

        Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, a number of legislative and regulatory proposals and enactments to change the healthcare system in ways that could significantly affect our business, such as the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 signed into law in March 2010. We anticipate that Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures include:

  •
  controls on government funded reimbursement for medical products and services;

  •
  controls on healthcare providers;

  •
  challenges to the pricing of medical products and services or limits or prohibitions on reimbursement for specific products and therapies through other means;

  •
  reform of drug importation laws; and

  •
  expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person.

We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. Any cost containment measures, including those listed above, or other healthcare system reforms that are adopted could have a material adverse effect on our ability to operate profitably.

Employees

        We currently employ 16 people of which there are 5 in research and 11 in administration. Our employees are not represented by any collective bargaining agreements and we believe our employee relations are good.

        On February 25, 2011, we announced that our Chief Executive Officer informed its employees that as a measure to help address its liquidity issues, it had implemented a company-wide compensation reduction plan that would reduce salaries of impacted employees by 30%-50%. Included in this reduction were all of our officers with whom we have entered into employment agreements. In connection with this cost-savings plan, we also announced the departure of Dr. David Eiznhamer, Executive Vice President of Clinical Affairs. We are not aware of any disagreement between us and Dr. Eiznhamer relating to our operations, policies or practices.

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

        Our independent registered public accounting firm included an explanatory paragraph in the report on our 2010 financial statements related to the uncertainty in our ability to continue as a going concern. The paragraph stated that we are in default on our line of credit, do not have sufficient cash on-hand or other funding available to meet our obligations and sustain our operations, which raises substantial doubt about our ability to continue as a going concern. We will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all. We may not have sufficient cash or other funding available to complete our anticipated business activities for the remainder of 2011. In further recognition of our current financial situation, on January 3, 2011, we publicly announced that with the oversight of our Board of Directors we intend to evaluate strategic alternatives, including a possible sale of the company. In order to address our working capital shortfall we intend to raise additional capital by accessing the capital markets. There can be no assurances that we will be successful in accessing the capital markets on terms acceptable to us, if at all.

        In order to provide access to needed capital, we executed an Investment Agreement that allows us to sell shares of our common stock to an accredited investor, Dutchess, subject to certain terms and conditions. Any shares of our common stock that we sell pursuant to the Investment Agreement will have a dilutive impact on our stockholders. The Investment Agreement terms do not restrict Dutchess's ability to re-sell the shares we issue to them, and such re-sales could cause the market price of our common stock to decline significantly with advances under the Investment Agreement. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to Dutchess in exchange for each dollar of the advance. Under these circumstances our existing stockholders would experience greater dilution. The sale of our common stock under the Investment Agreement could encourage short sales by third parties, which could contribute to the further decline of our stock price. Through March 23, 2011 we have issued 47,403,618 shares to Dutchess, including 2,475,248 shares as a commitment fee, and received proceeds of approximately $0.7 million. Based on the last reported share price of our common stock on March 21, 2011, we would be able to raise approximately an additional $0.3 million through the use of the Dutchess Agreement.

        There can be no assurance that we will be able to obtain adequate capital funding in the future, under the Investment Agreement or otherwise, to continue operations and implement our strategy. As a result of these uncertainties, there is significant doubt about our ability to continue as a going concern.

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

        We have incurred significant net losses since our formation in 1999. For the fiscal years ended December 31, 2009 and December 31, 2010, our net losses were $9.2 million and $9.3 million, respectively, our total accumulated deficits were $131.6 million and $140.9 million, respectively, and our cash flows from operating activities were $(6.4 million) and $(11.9 million), respectively. Our net losses are due in large part to the significant research and development costs required to identify, validate and license potential product candidates, conduct preclinical studies and conduct clinical trials of our more advanced product candidates. To date, we have generated only limited revenues, consisting of management fees, one-time or limited payments associated with our collaborations and government grant awards, and we do not anticipate generating any significant revenues in the near term, if ever. Our operating expenses may increase over the next several years if we:

  •
  conduct additional Phase III clinical trials and prepare for the commercial launch of cethromycin;

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

We will require additional funding to satisfy our future capital needs, and future financing strategies may further dilute or otherwise adversely affect holders of our common stock.

        Our operations will require significant additional funding due to the absence of any meaningful revenues in the near future. We do not know whether additional financing will be available to us on favorable terms or at all. At our 2010 annual meeting of stockholders, our stockholders approved a significant increase in the number of shares of common stock that we may issue under our certificate of incorporation. Since the time of this increase in our authorized shares of common stock, we have issued approximately 175.6 million shares of common stock in connection with a registered offering and under prior arrangements similar to the Investment Agreement, principally to fund working capital. To the extent we are successful in raising additional capital by issuing equity securities, including through the issuance of common stock under the Investment Agreement, our stockholders are likely to experience substantial further dilution. Any additional equity securities we issue may have rights, preferences or privileges senior to those of existing holders of stock. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. There can be no assurance that we will be able to obtain adequate capital funding in the future to continue operations and implement our strategy. In further recognition of our current financial situation, on January 3, 2011, we publicly announced that with the oversight of our Board of Directors we intend to evaluate strategic alternatives, including a possible sale of the company. As a result of these uncertainties, there is substantial doubt about our ability to continue as a going concern.

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

        Our ability to generate any significant product revenues in the near future will depend solely on the successful development and commercialization of cethromycin, our most advanced product candidate. The FDA may not approve in a timely manner, or at all, any NDA that we submit. If any NDA we submit is not approved by the FDA, we will be unable to commercialize that product in the United States and our business will be materially harmed. In June 2010, as part of the testimony for a hearing of the U.S. Congress Committee on Energy and Commerce, Subcommittee on Health, our Chief Executive Officer commented on the challenges that we and other innovator companies have faced in the clinical development and regulatory approval of new antibiotics to improve public health. The FDA can and does reject NDAs, and often requires additional clinical trials, even when product candidates performed well or achieved favorable results in large-scale Phase III clinical trials. The FDA imposes substantial requirements on the introduction of pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years and may vary substantially based upon the type and complexity of the pharmaceutical product. A number of our product candidates are novel compounds, which may further increase the period of time required for satisfactory testing procedures.

        In July 2009, we received a complete response letter from the FDA regarding the NDA for cethromycin for the outpatient treatment of adults with CABP. In its letter, the FDA indicated that they cannot approve the application for cethromycin in its current form and that, to gain approval, additional clinical data is required to demonstrate efficacy. In August 2010, we reached an agreement with the FDA, under the SPA process, on the design of our planned Phase III study of cethromycin to treat CABP. The cost to complete the SPA is significant. In order to advance the CABP program, we are seeking a commercial partner to assist in the funding of the program.

Because we are heavily dependent on our license agreement with Abbott Laboratories and our collaborations with other third parties, our product development programs may be delayed or terminated by factors beyond our control.

        In December 2004, we entered into a license agreement with Abbott Laboratories for certain patent applications, patents and proprietary technology relating to cethromycin. We have also entered into a number of license agreements for intellectual property and other rights needed to develop our product candidates that are in earlier stages of development. Our primary collaborators other than Abbott Laboratories include the University of Illinois at Chicago and Baxter International. A description of our agreements with collaborators can be found under the headings "Business—Abbott Laboratories Collaboration" and "Business—Other Collaborations and License Agreements." Our collaborations generally present additional risks to our business, such as the risk that our collaborators encounter conflicts of interest to their arrangements with us, inadequately defend our intellectual property rights or develop other products that compete with us. Our ability to generate any significant product revenues in the near future will depend solely on the successful commercialization of cethromycin. If for any reason we are unable to realize the expected benefits of our license agreement with Abbott Laboratories, or under any of our other collaborations, then our business and financial condition may be materially harmed.

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

        We do not currently have product sales and marketing capabilities. If we receive regulatory approval to commence commercial sales of any of our product candidates, we will have to establish a sales and marketing organization with appropriate technical expertise and distribution capabilities or make arrangements with third parties to perform these services in other jurisdictions. If we receive approval to commercialize cethromycin for the treatment of CABP, we intend to engage additional pharmaceutical or health care companies with existing distribution systems and direct sales organizations to assist us in North America and abroad. We may not be able to negotiate favorable distribution partnering arrangements, if at all, and to the extent we enter co-promotion or other licensing arrangements, any revenues we receive will depend on the efforts of third parties and will not be under our control. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, our ability to generate product revenues, and become profitable, would be severely limited.

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

        Our pivotal Phase III clinical trials for cethromycin were limited to the treatment of mild-to-moderate CABP. We also intend to pursue opportunities for cethromycin in the treatment of other types of bacterial infections. There are several classes of antibiotics that are primary competitors for the treatment of one or more of these indications, including:

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

  •
  tetracyclines such as Tygacil® (tigecycline), a product of Pfizer to treat in-patient CABP; and

  •
  an oxazolidinone, Zyvox® (linezolid), a product of Pfizer, to treat nosocomial pneumonia.

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

        Abbott Laboratories conducted four pivotal Phase III comparator trials for cethromycin in treating bronchitis and pharyngitis at a dosing level of 150 mg once-daily. Each of these trials failed to establish non-inferiority against comparator antibiotics. While we believe that the negative outcomes of the Abbott Laboratories comparator trials were related to dosing levels, we may be incorrect. The failure to meet primary endpoints in the Abbott Laboratories trials may not have been dose related, but rather a result of the compound's lack of sufficient clinical efficacy. Clinical trials using a 300 mg once-daily regimen are also likely to increase the occurrence of adverse side effects. Even if we receive FDA approval to market cethromycin for the treatment of CABP, our failure to expand cethromycin into other indications would harm our ability to generate additional revenues in the future.

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

        We are a development stage company with 16 employees. Most of our competitors, such as Pfizer, GlaxoSmithKline and Bayer, are large pharmaceutical companies with substantially greater financial, technical and human resources than we have. The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover or develop will compete with existing therapies if we receive marketing approval. Because of their significant resources, our competitors may be able to use discovery technologies and techniques, or partnerships with collaborators, in order to develop competing products that are more effective or less costly than the product candidates we develop. This may render our technology or product candidates obsolete and noncompetitive. Academic institutions, government agencies, and other public and private research organizations may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors.

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

Healthcare law and policy changes, based on recently enacted legislation, may have an adverse effect on us.

        Healthcare costs have risen significantly over the past decade. In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or, collectively, the Healthcare Reform Act. This law substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, including provisions governing enrollment in federal healthcare programs, reimbursement and discount programs and fraud and abuse prevention and control, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. We anticipate that if we obtain approval for our product candidates, some of our revenue and the revenue from our collaborators may be derived from U.S. government healthcare programs, including Medicare. Additionally, in 2009, the Department of Defense implemented a program pursuant to the National Defense Authorization Act for Fiscal Year 2008 that requires rebates, based on Federal statutory pricing, from manufacturers of innovator drugs and biologics. Furthermore, beginning in 2011, the Healthcare Reform Act imposes a non-deductible fee treated as an excise tax on pharmaceutical manufacturers or importers who sell "branded prescription drugs," which includes innovator drugs and biologics (excluding certain orphan drugs, generics and over-the-counter drugs) to U.S. government programs. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have an adverse effect on our industry generally and our ability to successfully commercialize our product candidates or could limit or eliminate our spending on development projects. In addition to this legislation, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep these costs down while expanding individual healthcare benefits. Certain of these changes could impose limitations on the prices we will be able to charge for any product candidates that are approved or the amounts of reimbursement available for these products from governmental agencies or third-party payors, or may increase the tax obligations on life sciences companies such as ours. While it is too early to predict specifically what effect the Health Reform Act and its implementation or any future legislation or policies will have on our business, we believe that healthcare reform may have an adverse effect on our business and financial condition.

We will need to increase the size of our organization, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.

        We are currently a development stage company with 16 employees. We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our research, development and commercialization effort. To manage any growth, we will be required to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully manage the expansion of our operations or operate on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

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

Risks Related to Our Common Stock

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

There are substantial risks associated with the Investment Agreement with Dutchess Opportunity Fund, II, LP which could contribute to the decline of our stock price and have a dilutive impact on our existing stockholders.

        In order to obtain needed capital, we entered into an Investment Agreement with Dutchess, dated as of January 18, 2011. The sale of shares of our common stock pursuant to the Investment Agreement will have a dilutive impact on our stockholders. Dutchess is not restricted in its ability to re-sell the shares we issue to them, and any such re-sales could cause the market price of our common stock to decline. To the extent of any such decline, any subsequent advances would require us to issue a greater number of shares of common stock to Dutchess in exchange for each dollar of the advance. Under these circumstances our existing stockholders would experience greater dilution. The sale of our common stock under the Investment Agreement could encourage short sales by third parties, which could contribute to the further decline of our stock price. Through March 23, 2011 we have issued 47,403,618 shares to Dutchess, including 2,475,248 shares as a commitment fee, and received proceeds of approximately $0.7 million. Based on the last reported share price of our common stock on March 21, 2011, we would be able to raise approximately an additional $0.3 million through the use of the Dutchess Agreement.

Because our common stock is not listed on a securities exchange, you may have difficulty trading our securities and our securities may trade at a lower market price than they otherwise would.

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

We have a significant number of outstanding warrants, and future sales of the underlying shares could adversely affect the market price of our common stock.

        As of March 23, 2011, we had outstanding warrants exercisable for an aggregate of approximately 81.3 million shares of common stock. Of our total outstanding warrants, warrants representing the right to purchase approximately 74.1 million shares of our common stock at an exercise price of $0.042 per share were sold as part of the public equity offering completed on July 7, 2010 and warrants representing the right to purchase approximately 1.5 million shares of our common stock at an exercise price of $0.0672 per share were issued to the placement agent in connection with the public equity offering completed on July 7, 2010. Additionally, warrants representing the right to purchase 0.5 million shares of our common stock at an exercise price of $0.042 per share were issued to our lender in connection with an amendment to our credit facility on September 9, 2010. The remaining approximately 5.2 million in outstanding warrants have a weighted average exercise price of $2.14 per share. The holders may sell shares of common stock underlying the warrants in the public markets from time to time, without limitations on the timing, amount or method of sale. The sale of a significant number of shares of our common stock, or the perception that these sales could occur, could cause the market price of our common stock to decline and impair our ability to raise capital through the issuance of additional equity securities.

Our Chairman and Chief Executive Officer has significant voting control over our company which may delay, prevent or deter corporate actions that may be in the best interest of our stockholders.

        As of March 23, 2011, Flavin Ventures, LLC controlled approximately 3.0% of our outstanding common stock. Dr. Michael Flavin, our founder and Chairman and Chief Executive Officer, has effective voting control for all shares of our common stock held by Flavin Ventures. On July 22, 2010, Dr. Flavin was issued 47,619,047 additional shares of common stock in exchange for the cancellation of certain outstanding indebtedness, as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Transactions Update." As a result, as of March 23, 2011, Dr. Flavin beneficially owns approximately 17.8% of our outstanding common stock and will be able to exert significant influence for all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control of our company even when such a change may be in the best interest of all the stockholders, could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or assets and might affect the prevailing market price of our common stock.

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

2010	High	Low
First Quarter	$0.23	$0.10
Second Quarter	0.12	0.06
Third Quarter	0.07	0.03
Fourth Quarter	0.05	0.01

2009	High	Low
First Quarter	$0.45	$0.14
Second Quarter	1.62	0.24
Third Quarter	0.82	0.18
Fourth Quarter	0.30	0.17

        As of March 23, 2011, there were approximately 25 registered shareholders of record of our common stock.

Dividends

        We have neither declared nor paid dividends on our common stock or the preferred stock of our subsidiary, Advanced Life Sciences, Inc., since our inception and do not plan to pay dividends in the foreseeable future. Any determination in the future to pay cash dividends will depend on our financial condition, capital requirements, result of operations, contractual limitations and other factors deemed relevant by our Board of Directors. As of December 31, 2010, cumulative accrued undeclared dividends on our subsidiary's preferred stock totaled approximately $2.0 million.

Recent Sales of Unregistered Securities

        None.

Item 6.    Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

						Period from Inception (January 1, 1999) to December 31, 2010
	Years ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenue	$752,853	$2,793,191	$240,830	$—	$39,788	$6,028,863
Operating expenses
Research and development	2,499,488	4,462,281	15,709,293	25,735,759	17,202,113	105,522,469
Selling, general and administrative	4,371,071	6,322,849	7,116,549	6,839,575	5,457,395	37,742,557
Impairment charge	2,510,936	—	—	—	—	2,510,936

Loss from operations	(8,628,642)	(7,991,939)	(22,585,012)	(32,575,334)	(22,619,720)	(139,747,099)
Interest income	(8,360)	(11,561)	(306,846)	(717,884)	(1,651,916)	(2,968,783)
Interest expense	946,191	1,036,762	525,703	466,963	511,884	5,131,806
Other (income) expense, net	(244,479)	146,092	—	—	—	(98,387)
Gain on disposal(1)	—	—	—	—	(939,052)	(939,052)

Net other (income) expense	693,352	1,171,293	218,857	(250,921)	(2,079,084)	1,125,584
Net loss	(9,321,994)	(9,163,232)	(22,803,869)	(32,324,413)	(20,540,636)	(140,872,683)
Less net loss attributable to the non-controlling interest in subsidiary	—	—	—	—	—	—

Net loss attributable to Advanced Life Sciences Holdings, Inc.	(9,321,994)	(9,163,232)	(22,803,869)	(32,324,413)	(20,540,636)	(140,872,683)
Less accumulated preferred stock dividends of subsidiary for the period	175,000	175,000	175,000	175,000	175,000	2,019,792

Net loss available to common shareholders	$(9,496,994)	$(9,338,232)	$(22,978,869)	$(32,499,413)	$(20,715,636)	$(142,892,475)

Basic and diluted loss per common share	$(0.06)	$(0.16)	$(0.59)	$(1.12)	$(0.78)
Weighted average shares outstanding	153,372,740	57,781,126	39,098,943	28,910,041	26,546,785

	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Cash and cash equivalents	$159,596	$2,841,801	$1,527,108	$18,324,991	$27,054,947
Total assets	772,593	6,427,771	2,820,053	19,911,542	30,509,679
Long-term debt, less current portion	—	12,000,000	11,915,000	5,915,000	3,923,810
Total liabilities	10,494,615	14,507,818	15,197,594	12,250,568	9,115,174
Deficit accumulated during development stage	(140,872,683)	(131,550,689)	(122,387,457)	(99,583,588)	(67,259,175)
Total equity (deficit)	$(9,722,022)	$(8,080,047)	$(12,377,541)	$7,660,974	$21,394,505

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

Overview

        We are a biopharmaceutical company focused on the discovery, development and commercialization of novel drugs in the areas of infectious disease, oncology and respiratory disease. Using our internal discovery capabilities and our network of pharmaceutical and academic partners, we have assembled a promising pipeline of clinical and preclinical product candidates. Our most advanced product candidate, cethromycin, is a novel once-a-day oral antibiotic that is being developed for the treatment of CABP. Cethromycin is also being developed as a bio-defense agent for use in the treatment of anthrax and other potential broad-spectrum medical countermeasures. We also have product candidates in earlier stages of development for the treatment of indications including respiratory distress caused by inflammation-related tissue damage and malignant melanoma.

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

        At present, our liabilities are significantly greater than our assets, and we are in default of our line of credit agreement. Due to the default on our line of credit arrangement, it is possible, depending on the nature of any actions our lender would take, that we may need to file for bankruptcy. As a result of our current financial situation and the uncertainty in our ability to obtain needed financing through equity offerings, commercial partnerships and grant awards or other means, there is substantial doubt about our ability to continue as a going concern. In further recognition of our current financial situation, in January 2011, we publicly announced that with the oversight of our Board of Directors we intend to evaluate strategic alternatives, including a possible sale of the Company.

Cethromycin CABP Program Update

        In late June 2010 we submitted a final SPA with the FDA for the proposed Phase III clinical program of cethromycin in the treatment of patients with CABP. We have been engaged in the SPA process with the FDA over the last year to establish the clinical trial design needed to gain approval in CABP. As filed, the SPA incorporates written and oral comments from the FDA's Division of Anti-Infective and Ophthalmology Products.

        An SPA is a written agreement between the FDA and a drug sponsor concerning the clinical trial design, clinical endpoints and other clinical trial issues that can be used to support regulatory approval of a drug candidate. The process is intended to provide assurance that if the agreed upon clinical trial protocols are followed, the clinical trial endpoints are achieved and there is a favorable risk benefit profile, the data may serve as the primary basis of an efficacy claim in support of a NDA.

        In August 2010 we reached an agreement with the FDA, under the SPA process, on the design of our planned Phase III study of cethromycin to treat CABP. The trial, if and when initiated, will be the first prospectively designed superiority study to be conducted in CABP.

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

        The cost to complete the SPA is significant. In order to advance the CABP program, and commence the necessary clinical trial, we are seeking a partner to assist in the funding of the program. We continue to have ongoing discussions with potential commercial partners focused on geographical markets such as the European Union and the United States as well as various government agencies.

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

        In March 2010, we met with officials from the FDA's Anti-Infectives Division to gain clarity on the registration pathway for cethromycin. This meeting followed the December 9, 2009 FDA AIDAC meeting which discussed clinical trial design issues for CABP relative to the earlier, March 2009, FDA CABP guidance document. In the meeting, the FDA guided that, to assess the approvability for cethromycin to treat CABP, we should establish a SPA using a superiority clinical trial design comparing cethromycin to a marketed macrolide antibiotic in two clinical trials. In light of this guidance, we worked with the FDA to finalize a SPA using a superiority design for the outpatient CABP indication.

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

Cethromycin Biodefense Program Update

        In November 2010, we announced that we submitted a full proposal to the National Institute of Allergy and Infectious Diseases ("NIAID"). The proposal requests $38 million over 5 years for the development of an intravenous ("IV") formulation of our novel antibiotic, cethromycin to therapeutically treat anthrax, tularemia and plague. In addition, the proposal includes pre-clinical development as well as funding for four Phase 1 clinical trials and a Phase 2 clinical trial to evaluate the safety and efficacy of IV cethromycin in patients hospitalized with moderate-to-severe CABP.

        In April 2010, we announced positive results from an in vitro study assessing the efficacy of cethromycin against 30 strains of Burkholderia pseudomallei (melioidosis), a serious, life-threatening bacterial pathogen. Cethromycin showed significant in vitro activity against clinical and environmental strains of B. pseudomallei as measured by minimal inhibitory concentration ("MIC"), the lowest concentration of an antimicrobial that will inhibit the visible growth of a microorganism after 24 hours of incubation. Cethromycin demonstrated antibacterial activity with MIC values ranging from 0.5—8 ug/ml and MIC90 of 4 ug/ml. Most notably, cethromycin also demonstrated positive activity against strains that were resistant to a commonly used antibiotic, azithromycin, for which MIC values were all greater than 64 ug/ml. In a separate study, cethromycin also demonstrated in vitro activity against 30 strains of Burkholderia mallei with MIC values ranging from 0.06—1 ug/ml and MIC90 of 0.5 ug/ml, which are comparable to azithromycin.

        In March 2010, we announced that we received notice from the BARDA of the U.S. Department of Health and Human Services that it has completed its initial technical evaluation of our funding proposal for advanced development of cethromycin as a biodefense countermeasure and identified it as a scientifically and technically sound proposal important to program goals and objectives that may require further development and may be recommended for acceptance subject to funds availability. We were invited to submit additional information to allow BARDA to make a final determination on the appropriateness of the proposal to enter into contract negotiations. The Company is engaged in ongoing discussions with BARDA in light of recent amendments to the Broad Agency Announcement that would fund the development of cethromycin, if awarded.

        Related to this development, we also gained clarity from the FDA on the biodefense regulatory package required for submission in light of recent AIDAC meetings discussing the use of the FDA's Animal Rule for approval of biodefense therapeutics. As anticipated, the FDA recommended that, in parallel with pivotal animal studies demonstrating efficacy under FDA's Animal Rule, we should complete the CABP clinical program and gain market approval to the CABP NDA prior to submitting an amended NDA for the biodefense indications.

IV Formulation Program Update

        In July 2010 we announced positive results from preclinical toxicology and pharmacokinetic studies of an IV formulation for cethromycin that support its use in a hospital setting. Cethromycin IV was administered as a single dose up to 60 mg/kg/day, the highest dose tested. Results demonstrated cethromycin IV was well tolerated and generated 10-fold greater plasma exposure compared to oral administration. The studies were conducted in rats in accordance with good laboratory practices. The increased bioavailability of cethromycin IV may allow for the treatment of serious hospital infections as well as the treatment of bioterror pathogens, such as anthrax, plague and tularemia after signs and symptoms are present.

Antimicrobial Peptide Program

        In July 2010 we announced that we entered into a sponsored research and option agreement with The University of British Columbia ("UBC") to develop several antimicrobial peptides. These peptides exhibit bactericidal properties and kill both Gram-positive and Gram-negative organisms rapidly and directly. They have shown activity against clinically important resistant bacteria, such as vancomycin-resistant enterococci, a pathogen that is most commonly acquired by patients while hospitalized, and methicillin-resistant Staphylococcus aureus. Also, these peptides are expected to have significant activity against biodefense pathogens such as Bacillus anthracis.

        Under the terms of the agreement with UBC, we paid an option fee upon execution of the agreement and will make additional payments based on the completion of specific milestones. In return, UBC granted us the exclusive option to evaluate the technology and obtain a worldwide, exclusive license to manufacture, distribute and market products emanating from the program.

Financial Transactions Update

        Since our inception, we have incurred net losses each year. Our net loss for the year ended December 31, 2010 was $9.3 million. As of December 31, 2010, we had an accumulated deficit of $140.9 million. We have funded operations to date primarily from debt financings and capital contributions from our founder and Chief Executive Officer, proceeds from an initial public offering, and subsequent private placements, including issuances of common stock under three Standby Equity Distribution Agreements.

        On March 17, 2011, our Board of Directors authorized and approved a 1-for-30 reverse stock split. Our shares are not yet trading on a post-split basis and the expected effective date of the reverse stock split is March 28, 2011, subsequent to the issuance of our 2010 financial statements. Pro forma weighted average shares outstanding and earnings per share calculations have been included on the face of our consolidated statements of operations reflecting the post-split effect of the pending reverse stock split. All other share information including shares issued and outstanding has been presented on a pre-split basis.

        In January 2011, we entered into an Investment Agreement with Dutchess, for the sale of up to $5.0 million of shares of our common stock over a period of two years. Under the terms of the Investment Agreement, we may sell from time to time, in our discretion, newly-issued shares of our common stock to Dutchess at a discount to the current market price of 5%. Additionally, we paid to Dutchess a commitment fee of $50,000 by issuing 2,475,248 shares of our common stock. We also have an effective registration statement on file with the SEC for the purchase and sale of up to 72,162,601 shares, with respect to common stock issuable under the agreement with Dutchess. Through March 23, 2011 we have issued 47,403,618 shares to Dutchess, including the shares issued as a commitment fee, and received proceeds of approximately $0.7 million. Based on the last reported share price of our common stock on March 21, 2011, we would be able to raise approximately an additional $0.3 million through the use of the Dutchess Agreement.

        In October 2010, we were awarded a $245,000 cash grant under the Qualifying Therapeutic Discovery Project which was created by Congress as part of the Patient Protection and Affordable Care Act of 2010. In July 2010, we applied for the grant to help fund the development of cethromycin for the treatment of CABP.

        In September 2010, we entered into a new Standby Equity Distribution Agreement with YA Master for the sale of up to $10.0 million of shares of our common stock over a two-year commitment period. Under the terms of the 2010 SEDA, we may sell, from time to time, in our discretion, newly-issued shares of our common stock to YA Master at a discount to the current market price of 5%. Additionally, we paid to YA Master a commitment fee of $100,000 by issuing 1,984,127 shares of our common stock. Between October 2010 and January 2011, we raised $1.1 million and issued 52,133,074 shares through the usage of the 2010 SEDA facility. In January 2011, the Company and YA Master agreed to terminate the 2010 SEDA.

        On July 7, 2010, we closed a registered public offering of units. As part of the closing, we issued 379,188 units at a public offering price of $4.20 per unit, raising approximately $1.6 million in gross offering proceeds and approximately $1.0 million in net proceeds after deducting placement agent fees and offering expenses payable by us. Each unit sold in the offering consisted of (i) 100 shares of our common stock, (ii) 100 stock warrants to purchase shares of common stock at an exercise price of $0.042 per share and (iii) one warrant to purchase an additional unit, consisting of 100 shares of common stock and 100 stock warrants, at an exercise price of $4.20 per additional unit. The stock warrants may be exercised at any time during the period commencing six months after the closing date and ending on the fifth anniversary of the closing date. The exercise period for the unit warrants has expired. Prior to expiration, we issued 36,196,800 shares of common stock and 36,196,800 additional stock warrants through the exercise of unit warrants and received an additional $1.5 million in gross proceeds as a result of these exercises.

        Dawson James acted as the placement agent for the offering. In addition to cash placement agent fees, we issued to Dawson James a compensation warrant to purchase 1,516,752 shares of common stock at an exercise price of $0.0672 per share.

        In September 2010, we entered into a Second Amended and Restated Business Loan Agreement and related loan documents with our lender, amending our existing loan facility to give effect to letter agreements entered into in May and June 2010. Among other things, the amendment extends the loan maturity by one year to January 1, 2012. Under the terms of the agreement, we repaid $1.5 million of the outstanding loan balance on April 1, 2010 and were required to further reduce the balance by an additional $1.5 million by October 1, 2010 and $1.0 million by April 1, 2011. Our Chief Executive Officer, Michael T. Flavin, Ph.D., provided a personal guarantee to the loan facility until the principal balance is reduced to $7.0 million. In addition, the interest rate on the outstanding loan balance increased from 8.5% to 10.0% under the terms of the amended loan agreement. In connection with the amendment, we issued 500,000 warrants, which are exercisable at $0.042 per share, and will issue an additional 500,000 warrants in September 2011. We have also agreed that the line of credit is secured by substantially all of our assets including, subject to Abbott Laboratories' consent which has not been provided, our rights under our license agreement for cethromycin with Abbott Laboratories, and is further secured by 2.5 million shares of our common stock held by ALS Ventures, LLC. The credit agreement contains a material adverse change clause, which is subject to the judgment of the lender and, if triggered, can accelerate the payment of the debt.

        In October 2010, we paid $420,000 in a principal reduction to our lender toward a mandatory prepayment of $1.5 million that was due on October 1, 2010. Until the balance of the prepayment is made, we are subject to the default provisions of the loan documents including acceleration of payment.

        In November 2010, we entered into a Forbearance Agreement with our lender relating to the Second Amended and Restated Business Loan Agreement. Under the terms of the agreement, the lender agreed to forbear from exercising rights and remedies under the loan agreement from the date of the agreement to January 3, 2011, subject to certain conditions. Among other things, we were required to engage an advisor for purposes of reviewing our business plans, budgets and expenditures and making recommendations regarding the same. We were also required to submit to the lender a business plan outlining our budgets and capital raising plans.

        In December 2010, we entered into an Omnibus Amendment with our lender relating to the Second Amended and Restated Business Loan Agreement and Forbearance Agreement. Under the terms of the amendment, the lender agreed to waive the existing defaults under the loan agreement and we agreed to make an interest reserve payment of $186,000 by January 10, 2011 which was paid on that date. Upon receipt of this interest reserve payment, the due date for the $1.1 million principal payment owed by us was extended to April 1, 2011. The $1.1 million principal payment, as well as an additional $1.0 million principal payment also due on April 1, 2011, can be deferred until January 1, 2012 if we pay $486,000 in additional interest reserve by April 1, 2011.

        On February 21, 2011, we received a letter from our lender informing us that we were in default under the loan documents governing our principal credit facility. The letter indicated that we had failed to fund an interest reserve account as required by an amendment to the credit facility. The lender requested that we cure such default by February 25, 2011. The lender noted that it was reserving the right to exercise all rights and remedies under the loan documents if we failed to meet the payment deadline. Remedies available to the lender include, among other things, the right to accelerate payment of all amounts outstanding under the line of credit.

        On February 25, 2011, we informed the lender that we would not be funding the interest reserve account in the amount demanded in the notice of default. We did, however, pay our February 2011 interest payment to remain current with our interest payment obligation. Following this payment, we met with the lender and are engaged in a dialogue to develop a constructive and workable solution to the current liquidity situation although there can be no guarantee that such a solution will be reached, or reached on terms that would be acceptable to us or that would not require us to file for bankruptcy.

        In July 2010, acting through the independent audit committee of our Board of Directors, we entered into an agreement with Dr. Flavin, providing that our $2.0 million promissory note with Dr. Flavin would be exchanged for 47,619,047 shares of our common stock. The price of $0.042 per share used in the exchange was the same price per share used in our public equity offering. As a result of the exchange, the promissory note was cancelled and retired and accrued interest of $52,000 has been deferred based on our current liquidity situation.

        In April 2010, our shareholders approved an amendment to our articles of incorporation to increase the number of authorized shares from 125,000,000 to 625,000,000 including an increase in the number of authorized shares of common stock from 120,000,000 to 620,000,000.

        In March 2010, the Company and YA Master, agreed to terminate the 2009 SEDA dated as of June 19, 2009. We sold to YA Master 49,549,200 shares of our common stock and raised approximately $11.7 million under the 2009 SEDA prior to its termination. Shares of common stock sold under the SEDA in excess of $9.0 million were sold with the consent of our lender under our credit facility.

        In June 2009, the Company and YA Global terminated the 2008 SEDA. For the period of January 2009 through the end of the 2008 SEDA, we issued 9,883,994 shares to YA Global and received approximately $3.9 million. In addition, in September 2008, we paid YA Global a commitment fee of $300,000 by issuing 393,339 shares of our common stock.

        There is uncertainty as to our ability to continue as a going concern, and a discussion of this uncertainty can be found in Note 1 to the consolidated financial statements and in the liquidity and capital resources section of this management discussion and analysis. In further recognition of our current financial situation, on January 3, 2011, we publicly announced that with the oversight of our Board of Directors we intend to evaluate strategic alternatives, including a possible sale of the company.

Results of Operations

  Fiscal year ended December 31, 2010 compared to the fiscal year ended December 31, 2009

        Revenue.    We recognized revenue of $753,000 for the year ended December 31, 2010 compared to $2.8 million for the year ended December 31, 2009. Revenue was derived from a grant awarded by the DTRA of the U.S. Department of Defense. The contract award of $3.8 million was over a two year period which began in August 2008. The revenue from this grant was fully recognized as of June 30, 2010.

        Research and development expense.    Research and development expense decreased $2.0 million to $2.5 million for the year ended December 31, 2010. In conjunction with work performed under the grant awarded by DTRA, costs incurred decreased $1.4 million in the year ended December 31, 2010. Lower salary, benefit and incentive compensation costs of approximately $0.3 million were partially offset by approximately $0.1 million of higher expenses related to our IV formulation program for the year ended December 31, 2010 as compared to the same period last year. Research and development expenses related to the FDA review of cethromycin including the June 2, 2009 AIDAC meeting, were $0.4 million for the year ended December 31, 2009.

        General and administrative expense.    General and administrative expenses were $4.4 million for the year ended December 31, 2010, a decrease of approximately $1.9 million compared to the same period last year. This result reflects lower salary, benefit and incentive compensation costs of $0.8 million and decreased facility expenses of $0.2 million as a result of renewing our lease agreement at a lower rate per square foot and reduced amount of space. In addition, legal services and other administrative costs were approximately $0.8 million lower for the year ended December 31, 2010 compared to the same period previous year and in the year ended December 31, 2009 we recorded a non-cash charge of $0.2 million to expense capitalized leasehold improvements which no longer are used in our operations.

        Impairment charge.    In the fourth quarter 2010, we decided to make our commercial launch materials available for sale. Based on discussions with prospective purchasers, none of which have resulted in a sale, we determined that the value of the commercial launch materials was impaired, and therefore recorded a $2.5 million non-cash impairment charge during the fourth quarter of 2010 to eliminate the carrying value in excess of fair value.

        Interest income.    Interest income decreased $3,000 to $8,000 for the year ended December 31, 2010 as compared to the same period last year.

        Interest expense.    Interest expense of $946,000 decreased $91,000 for the year ended December 31, 2010 as compared to the same period last year. This result reflects the retirement of our $2.0 million promissory note with Dr. Flavin in exchange for 47,619,047 shares of our common stock in July 2010 and the repayment of $1.5 million and $420,000 of our outstanding loan balance with our lender in April 2010 and October 2010, respectively.

        Other (income) expense, net.    In October 2010, we were awarded a $245,000 cash grant under the Qualifying Therapeutic Discovery Project which was created by Congress as part of the Patient Protection and Affordable Care Act of 2010 and for the year ended December 31, 2009 we recorded a $146,000 currency transaction loss related to the procurement of commercial launch materials.

  Fiscal year ended December 31, 2009 compared to the fiscal year ended December 31, 2008

        Revenue.    We reported revenue of $2.8 million for the year ended December 31, 2009 compared to $241,000 for the year ended December 31, 2008. Revenue was derived from a grant awarded by DTRA. The contract award of $3.8 million is over a two year period which began in August 2008.

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

Liquidity and Capital Resources

        We have devoted substantially all of our cash resources to research and development and general and administrative expenses. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any such revenues in the near term, if at all. As a result, we have incurred an accumulated deficit of $140.9 million as of December 31, 2010 and we expect to incur significant operating losses for the foreseeable future. As of December 31, 2010 we had negative working capital of $10.3 million and cash and cash equivalents were $0.2 million. Since our inception in 1999 to August 2005, we financed our operations primarily through debt and capital contributions from our founder and controlling stockholder and borrowings under our bank line of credit. In August 2005 we completed our initial public offering in which we raised $28.7 million, net of underwriters discount and offering costs. Since that time, we have completed three private placements in which we raised $52.8 million, net of underwriters' discounts and offering costs and raised additional debt financing through our $10.0 million bank line of credit. Between January 2009 and March 2010 we raised $15.6 million under the 2008 and 2009 SEDA facilities. And in July 2010 we completed a secondary public offering and raised approximately $2.5 million (including the exercise of unit warrants issued as part of that offering), net of placement agent fees and offering expenses payable by us. Between October 2010 and January 2011, we raised $1.1 million under the 2010 SEDA facility, which was terminated in January 2011.

        In January 2011, we entered into an Investment Agreement with Dutchess, for the sale of up to $5.0 million of shares of our common stock over a period of two years. We also have an effective registration statement on file with the SEC for the purchase and sale of up to 72,162,601 shares, with respect to common stock issuable under the agreement with Dutchess. Through March 23, 2011 we have issued 47,403,618 shares to Dutchess, including 2,475,248 shares as a commitment fee, and received proceeds of approximately $0.7 million. Based on the last reported share price of our common stock on March 21, 2011, we would be able to raise approximately an additional $0.3 million through the use of the Dutchess Agreement.

        In September 2001, we incurred indebtedness under a $2.0 million promissory note with our Chief Executive Officer, which bears interest at 7.75%. In July 2010, acting through the independent audit committee of our Board of Directors, we entered into an agreement providing that our $2.0 million promissory note with Dr. Flavin would be exchanged for 47,619,047 shares of our common stock. The price of $0.042 per share used in the exchange was the same price per share used in our public equity offering. As a result of the exchange, the promissory note was cancelled and retired and accrued interest of $52,000 has been deferred based on our current liquidity situation.

        We have a revolving line of credit with a financial institution under which we had $8.1 million and $10.0 million outstanding as of December 31, 2010 and 2009, respectively. In September 2010, we entered into a Second Amended and Restated Business Loan Agreement and related loan documents with our lender to give effect to letter agreements we entered into in May and June 2010. Among other things, the amendment extends the loan maturity by one year to January 1, 2012. Under the terms of the agreement, we repaid $1.5 million of the outstanding loan balance on April 1, 2010 and were required to further reduce the balance by an additional $1.5 million by October 1, 2010 and $1.0 million by April 1, 2011. Our Chief Executive Officer, Michael T. Flavin, Ph.D., provided a personal guarantee to the loan facility until the principal balance is reduced to $7.0 million. In addition, the interest rate on the outstanding loan balance increased from 8.5% to 10.0% under the terms of the amended loan agreement. In connection with the amendment, we also issued to our lender 500,000 warrants, which are exercisable at $0.042 per share, and will issue an additional 500,000 warrants in September 2011. We have also agreed that the line of credit is secured by substantially all of our assets including, subject to Abbott Laboratories' consent which has not been provided, our rights under the license agreement for cethromycin with Abbott Laboratories, and is further secured by 2.5 million shares of our common stock held by ALS Ventures, LLC. The credit agreement contains a material adverse change clause, which is subject to the judgment of the lender and, if triggered, can accelerate the payment of the debt.

        In October 2010, we paid $420,000 in a principal reduction to our lender toward a mandatory prepayment of $1.5 million that was due on October 1, 2010. Until the balance of the prepayment is made, we are subject to the default provisions of the loan documents including acceleration of payment.

        In November 2010, we entered into a Forbearance Agreement with our lender relating to the Second Amended and Restated Business Loan Agreement. Under the terms of the agreement, the lender agreed to forbear from exercising rights and remedies under the loan agreement from the date of the agreement to January 3, 2011, subject to certain conditions. Among other things, we were required to engage an advisor for purposes of reviewing our business plans, budgets and expenditures and making recommendations regarding the same. We were also required to submit to the lender a business plan outlining our budgets and capital raising plans.

        In December 2010, we entered into an Omnibus Amendment with our lender relating to the Second Amended and Restated Business Loan Agreement and Forbearance Agreement. Under the terms of the amendment, the lender agreed to waive the existing defaults under the loan agreement and we agreed to make an interest reserve payment of $186,000 by January 10, 2011 which was paid on that date. Upon receipt of this interest reserve payment, the due date for the $1.1 million principal payment owed by us was extended to April 1, 2011. The $1.1 million principal payment, as well as an additional $1.0 million principal payment also due on April 1, 2011, can be deferred until January 1, 2012 if we pay $486,000 in additional interest reserve by April 1, 2011.

        On February 21, 2011, we received a letter from our lender informing us that we were in default under the loan documents governing our principal credit facility. The letter indicated that we had failed to fund an interest reserve account as required by an amendment to the credit facility. The lender requested that we cure such default by February 25, 2011. The lender noted that it was reserving the right to exercise all rights and remedies under the loan documents if we failed to meet the payment deadline. Remedies available to the lender include, among other things, the right to accelerate payment of all amounts outstanding under the line of credit.

        On February 25, 2011, we informed the lender that we would not be funding the interest reserve account in the amount demanded in the notice of default. We did, however, pay our February 2011 interest payment to remain current with our interest payment obligation. Following this payment, we met with the lender and are engaged in a dialogue to develop a constructive and workable solution to the current liquidity situation, although there can be no guarantee that such a solution will be reached, or reached on terms that would be acceptable to us or that would not require us to file for bankruptcy.

        Net cash used in operating activities was $6.4 million for the year ended December 31, 2010 compared to $11.9 million for the year ended December 31, 2009. Approximately $1.7 million of cash was used in our cethromycin programs in the year ended December 31, 2010, compared to $6.1 million in the same period last year. These amounts are net of DTRA grant award funds, which reimburse us for certain research and development expenses associated with the grant. Cash used for general corporate purposes was $4.7 million in the year ended December 31, 2010 compared to $5.8 million for the year ended December 31, 2009.

        Cash provided from financing activities was $3.7 million for the year ended December 31, 2010 compared to $13.3 million in 2009. In July 2010 we closed our public offering and received approximately $1.3 million net of fees paid through December 31, 2010 and through the exercise of unit warrants received an additional $1.4 million in net proceeds as a result of these exercises. For the year ended December 31, 2010, we received approximately $3.0 million, net of offering expenses, for the sale of 50,659,541 shares under our 2009 and 2010 SEDA facilities compared to $13.2 million reflecting the sale of 43,986,137 shares under the 2008 and 2009 SEDA facilities for the year ended December 31, 2009. Additionally, we repaid approximately $1.9 million of our outstanding loan balance to our lender in 2010.

  Contractual Obligations

        As of December 31, 2010, the annual amounts of future minimum payments under debt obligations, interest, lease obligations and other long term liabilities consisting of executed research and development, and license agreements are as follows:

	Payments Due by December 31,
	2011	2012	2013	2014	2015	Total
Bank line of credit	$2,080,000	$6,000,000	$—	$—	$—	$8,080,000
Interest	863,976	1,762	1,040	237	—	867,015
CABP program related costs	229,870	—	—	—	—	229,870
Biodefense program related costs	80,539	—	—	—	—	80,539
Grant payable	500,000	—	—	—	—	500,000
Operating leases	111,840	87,965	9,480	2,370	—	211,655
Capital leases	4,779	5,416	6,137	4,884	—	21,216

Total	$3,871,004	$6,095,143	$16,657	$7,491	$—	$9,990,295

        The above table does not include the potential $30.0 million product based milestone payment under our license agreement with Abbott which we will owe Abbott if cethromycin is approved for marketing by the FDA. Under the terms of the amended license agreement, $20.0 million is payable within 20 business days after receipt of U.S. regulatory approval, $5.0 million is payable within 6 months of U.S. regulatory approval and $5.0 million is payable within 12 months of U.S. regulatory approval. Thereafter, we would owe Abbott an additional $2.5 million upon reaching $200.0 million in aggregate net sales of cethromycin and $5.0 million upon reaching $400.0 million in aggregate net sales. The periods in which milestone obligations become payable, if at all, cannot be estimated due to uncertainties associated with the completion or achievement of the milestone.

        As a result of our default status with our lender, the entire $8.1 million outstanding line of credit balance is classified as a current liability on the December 31, 2010 balance sheet. The above table reflects principal and interest obligations based on the terms of the loan agreement that existed as of December 31, 2010 prior to the notification we received from the lender regarding our default under the terms of the loan agreement.

        In August 2008, the DTRA of the DoD awarded us a two-year contract worth up to $3.8 million to further study cethromycin as a potential broad-spectrum medical countermeasure. In conjunction with the grant awarded by the DTRA, we entered into subcontractor arrangements to further study cethromycin as a potential broad-spectrum medical countermeasure. The subcontractors' costs were approximately $3.0 million over approximately a two-year period which began in August 2008.

        Our commitments under operating leases consist of payments made to a related party relating to our facilities lease in Woodridge, Illinois, which expires on October 1, 2012. Additionally, we rent certain office equipment under operating leases.

        We will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all. We are currently in default on our line of credit arrangement and we may not have sufficient cash or other funding available to complete our anticipated business activities for the remainder of 2011. In order to continue our business activities during 2011, we intend to raise additional capital through the issuance of equity securities, continuing our efforts in applying for grant awards through various agencies and by licensing our lead compound, cethromycin, to commercial partners. We believe, based upon current market conditions, commercial partnership agreements would include a series of milestone payments, including up-front milestones that would fund our continued operations. Although management believes we could secure commercial partnerships, there can be no assurances that such partnerships will be available at terms acceptable to us, if at all. In January 2011, we entered into the Investment Agreement with Dutchess for the sale of up to $5.0 million of shares of our common stock over a two-year commitment period. Under the terms of the Investment Agreement, we have the right to sell, from time to time, in our discretion, newly-issued shares of our common stock to Dutchess at a discount to the current market price of 5%. We also have an effective registration statement on file with the SEC for the purchase and sale of up to 72,162,601 shares, with respect to common stock issuable under the agreement with Dutchess. Through March 23, 2011 we have issued 47,403,618 shares to Dutchess, including 2,475,248 shares as a commitment fee, and received proceeds of approximately $0.7 million. Based on the last reported share price of our common stock on March 21, 2011, we would be able to raise approximately an additional $0.3 million through the use of the Dutchess Agreement. There is also a reasonable possibility that due to the default on our line of credit arrangement, depending on the nature of any actions our lender would take, the Company may need to file for bankruptcy in the near term. If we raise additional capital by issuing equity securities, our shareholders could experience substantial dilution. As a result of our current financial situation and the uncertainty in our ability to obtain needed financing through equity offerings, commercial partnerships and grant awards or other means, there is substantial doubt about our ability to continue as a going concern. In further recognition of our current financial situation, on January 3, 2011, we publicly announced that with the oversight of our Board of Directors we intend to evaluate strategic alternatives, including a possible sale of the company.

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

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included in this Annual Report, we believe the following accounting policies to be the most critical judgments and estimates used in the preparation of our 2010 financial statements.

  Impairment of Long Lived Assets

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes or because of a change in the intended use of such assets. Long lived asset impairment exists when the estimated fair value of a long lived asset is less than its carrying value. In the fourth quarter 2010, we decided to make our commercial launch materials available for sale. Based on discussions with prospective purchasers, none of which have resulted in a sale, we determined that the value of the commercial launch materials was impaired, and therefore recorded a $2.5 million non-cash impairment charge during the fourth quarter of 2010 to eliminate the carrying value in excess of the estimated fair value. This charge is classified within "Impairment charge" in our consolidated statement of operations for the year ended December 31, 2010. An income-based valuation technique was used to measure fair value as of December 31, 2010 using information from discussions with prospective purchasers. As of December 31, 2010 the estimated fair value of the commercial launch materials was $250,000 and is classified as a non-current "Assets held for sale" in our consolidated balance sheet.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Our exposure to market risk is currently confined to our cash, cash equivalents, and line of credit. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on their realized value.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advanced Life Sciences Holdings, Inc.
Woodridge, Illinois

        We have audited the accompanying consolidated balance sheets of Advanced Life Sciences Holdings, Inc. (a Delaware corporation in the development stage) and its subsidiary (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, total equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010 and for the period from January 1, 1999 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advanced Life Sciences Holdings, Inc. and its subsidiary as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, and for the period from January 1, 1999 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's default on its line of credit arrangement, its recurring losses from operations and stockholders' capital deficiency, combined with the lack of sufficient cash on-hand or other available funding to meet its business requirements for the foreseeable future raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        The Company is in the development stage at December 31, 2010.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 24, 2011

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$159,596	$2,841,801
Grant receivable	—	530,219
Prepaid insurance	33,576	111,761
Other prepaid expenses	11,612	88,535

Total current assets	204,784	3,572,316

PROPERTY AND EQUIPMENT:
Furniture and fixtures	214,380	244,072
Computer software and equipment	281,257	258,786
Leasehold improvements	177,253	177,253

Total property and equipment—at cost	672,890	680,111
Less accumulated depreciation	(628,347)	(624,158)

Property and equipment—net	44,543	55,953

OTHER ASSETS:
Assets held for sale	250,000	2,760,936
Deferred offering and financing costs	248,266	13,566
Other long-term assets	25,000	25,000

Total other assets	523,266	2,799,502

TOTAL ASSETS	$772,593	$6,427,771

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,211,113	$604,334
Accrued payroll	34,803	664,436
Other accrued expenses	548,725	661,504
Accrued interest payable	99,134	73,194
Short-term lease payable	4,829	4,350
Current portion of the line of credit	8,080,000	—
Short-term grant payable	500,000	—

Total current liabilities	10,478,604	2,007,818
Long-term lease payable	16,011	—
Long-term grant payable	—	500,000
Long-term notes payable—related party	—	2,000,000
Line of credit	—	10,000,000

Total liabilities	10,494,615	14,507,818

COMMITMENTS AND CONTINGENCIES
EQUITY (DEFICIT):
Common stock, $0.01 par value—620,000,000 shares authorized and 259,303,325 issued and outstanding at December 31, 2010; 120,000,000 shares authorized and 84,925,010 issued and outstanding at December 31, 2009	2,593,033	849,250
Additional paid-in capital	128,557,628	122,621,392
Deficit accumulated during the development stage	(140,872,683)	(131,550,689)
Noncontrolling interest in subsidiary	—	—

Total equity (deficit)	(9,722,022)	(8,080,047)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$772,593	$6,427,771

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period From Inception (January 1, 1999) Through December 31, 2010
	Year ended December 31,
	2010	2009	2008
Revenue:
Management fees	$—	$—	$—	$1,161,180
Grants	752,853	2,793,191	240,830	4,822,445
Royalty—related party	—	—	—	45,238

Total revenue	752,853	2,793,191	240,830	6,028,863

Expenses:
Research and development	2,499,488	4,462,281	15,709,293	97,542,170
Contracted research and development—related party	—	—	—	7,980,299
Selling, general and administrative	4,371,071	6,322,849	7,116,549	37,742,557
Impairment charge	2,510,936	—	—	2,510,936

Total expenses	9,381,495	10,785,130	22,825,842	145,775,962

Loss from operations	(8,628,642)	(7,991,939)	(22,585,012)	(139,747,099)
Net other (income) expense:
Interest income	(8,360)	(11,561)	(306,846)	(2,968,783)
Interest expense	946,191	1,036,762	525,703	5,131,806
Other (income) expense, net	(244,479)	146,092	—	(98,387)
Gain on sale of interest in Sarawak Medichem Pharmaceuticals joint venture	—	—	—	(939,052)

Net other expense	693,352	1,171,293	218,857	1,125,584

Net loss	(9,321,994)	(9,163,232)	(22,803,869)	(140,872,683)

Less net loss attributable to the noncontrolling interest in subsidiary	—	—	—	—

Net loss attributable to Advanced Life Sciences Holdings, Inc.	(9,321,994)	(9,163,232)	(22,803,869)	(140,872,683)

Less accumulated preferred stock dividends of subsidiary for the period	175,000	175,000	175,000	2,019,792

Net loss available to common shareholders	$(9,496,994)	$(9,338,232)	$(22,978,869)	$(142,892,475)

Net loss per share available to common shareholders—basic and diluted	$(0.06)	$(0.16)	$(0.59)

Weighted average shares outstanding—basic and diluted	153,372,740	57,781,126	39,098,943
Unaudited pro forma share and per share information on a post-split basis—(See Note 1)
Pro forma net loss per share available to common shareholders—basic and diluted	$(1.86)	$(4.85)	$(17.63)

Pro forma weighted average shares outstanding—basic and diluted	5,112,425	1,926,038	1,303,298

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)

				Deficit Accumulated During the Development Stage
	Common Stock
			Additional Paid-in Capital		Noncontrolling Interest in Subsidiary
	Shares	Amount				Total
BALANCE—January 1, 1999 (inception)	—	$—	$—	$—	$—	$—
Issuance of stock (at inception)	1,588,000	250,000	—	—	—	250,000
Issuance of common stock, net of offering costs (August 2005)	6,721,814	67,218	29,210,558	—	—	29,277,776
Issuance of common stock, net of offering costs (March 2006)	10,233,464	102,335	33,266,653	—	—	33,368,988
Issuance of common stock, net of offering costs (December 2007)	10,191,083	101,911	17,750,327	—	—	17,852,238
Exchange of shares under recapitalization (December 2004)	(1,629,685)	(256,563)	—	—	—	(256,563)
Issuance of shares under recapitalization (December 2004)	9,482,015	94,820	161,743	—	—	256,563
Capital contributions (December 2004)	—	—	12,711,330	—	—	12,711,330
Issuance of 14,887 warrants (December 2004)	—	—	11,898	—	—	11,898
Issuance of common stock in exchange for licenses (December 2004)	1,122,569	11,226	8,988,774	—	—	9,000,000
Issuance of common stock in exchange for reduction of milestones payable (August 2005)	600,000	6,000	3,000,000	—	—	3,006,000
Modification of 14,887 warrants (August 2005)	—	—	18,925	—	—	18,925
Issuance of stock related to option exercises (since inception)	193,727	8,083	27,192	—	—	35,275
Compensation expense related to stock options (since inception)	—	—	1,712,132	—	—	1,712,132
Net loss (since inception)	—	—	—	(99,583,588)	—	(99,583,588)

BALANCE—December 31, 2007	38,502,987	$385,030	$106,859,532	$(99,583,588)	$—	$7,660,974
Adjustment to net offering costs (December 2007)	—	—	(50,141)	—	—	(50,141)
Issuance of common stock, net of offering costs (September 2008)	1,888,606	18,886	1,634,193	—	—	1,653,079
Issuance of common stock as payment for commitment fees (September 2008)	393,339	3,933	296,067	—	—	300,000
Issuance of 65,000 warrants (October 2008)	—	—	7,445	—	—	7,445
Issuance of stock related to option exercises	26,000	260	3,822	—	—	4,082
Compensation expense related to stock options	—	—	850,889	—	—	850,889
Net loss	—	—	—	(22,803,869)	—	(22,803,869)

BALANCE—December 31, 2008	40,810,932	$408,109	$109,601,807	$(122,387,457)	$—	$(12,377,541)
Issuance of common stock under the standby equity distribution agreements, net of offering costs	43,986,137	439,862	12,475,173	—	—	12,915,035
Issuance of stock related to option exercises	127,941	1,279	18,855	—	—	20,134
Compensation expense related to stock options	—	—	525,557	—	—	525,557
Net loss	—	—	—	(9,163,232)	—	(9,163,232)

BALANCE—December 31, 2009	84,925,010	$849,250	$122,621,392	$(131,550,689)	$—	$(8,080,047)

Issuance of common stock under the standby equity distribution agreements, net of offering costs	50,659,541	506,596	2,384,313	—	—	2,890,909
Issuance of common stock, net of offering costs (July 2010)	37,918,800	379,188	574,759	—	—	953,947
Issuance of common stock—debt exchange (July 2010)	47,619,047	476,190	1,523,810	—	—	2,000,000
Issuance of common stock as payment for commitment fees (September 2010)	1,984,127	19,841	80,159	—	—	100,000
Issuance of common stock for Unit Warrant Exercises, net of offering costs	36,196,800	361,968	1,080,283	—	—	1,442,251
Compensation expense related to stock options	—	—	292,912	—	—	292,912
Net loss	—	—	—	(9,321,994)	—	(9,321,994)

BALANCE—December 31, 2010	259,303,325	$2,593,033	$128,557,628	$(140,872,683)	$—	$(9,722,022)

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended December 31,			Inception (January 1, 1999) Through December 31, 2010
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,321,994)	$(9,163,232)	$(22,803,869)	$(140,872,683)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	32,513	106,907	218,796	980,990
Non-cash interest expense	52,214	13,867	8,050	174,954
Stock compensation expense	292,912	525,557	850,889	3,381,490
Non-cash impairment charge	2,510,936	—	—	2,510,936
Non-cash research and development	—	—	—	24,466,667
Non-cash settlement of milestone payment	—	—	—	6,000
Gain on sale of interest in Sarawak Medichem Pharmaceuticals (SMP)	—	—	—	(939,052)
(Gain) loss on disposal	(1,435)	244,659	35	256,553
Changes in operating assets and liabilities:
Clinical supplies	—	—	—	533,333
Accounts receivable	530,219	(466,775)	(63,444)	—
Prepaid expenses	155,108	170,825	946,899	(53,736)
Commercial launch materials	—	(2,760,936)	—	(2,760,936)
Other assets	—	(25,000)	10,000	(16,452)
Accounts payable	146,158	(616,900)	(1,464,517)	750,492
Accrued expenses	(854,096)	33,679	(1,814,721)	471,846
Licenses payable	—	—	—	(11,000,000)
Accrued interest on debt	25,940	622	49,816	677,197

Net cash flows from operating activities	(6,431,525)	(11,936,727)	(24,062,066)	(121,432,401)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,466)	(362,353)	(1,098,167)
Proceeds from the sale of SMP	—	—	—	939,052
Proceeds from the sales of investments	—	—	—	31,557,158
Purchase of investments	—	—	—	(31,557,158)

Net cash flows from investing activities	—	(5,466)	(362,353)	(159,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	5,707,213	13,178,259	1,664,713	108,258,762
Proceeds from issuance of note payable and line of credit	—	85,000	6,000,000	15,103,691
Proceeds from grants	—	—	—	500,000
Proceeds from stock options exercised	—	20,134	4,082	59,491
Payments for financing fees	(34,714)	(18,039)	(35,000)	(87,753)
Payments of debt	(1,920,000)	—	—	(1,920,000)
Payments on capital leases	(3,178)	(8,468)	(7,259)	(163,078)

Net cash flows from financing activities	3,749,321	13,256,886	7,626,536	121,751,113

NET (DECREASE) INCREASE IN CASH	(2,682,205)	1,314,693	(16,797,883)	159,596
CASH—Beginning of period	2,841,801	1,527,108	18,324,991	—

CASH—End of period	$159,596	$2,841,801	$1,527,108	$159,596

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$816,261	$1,023,530	$477,835	$4,230,432

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Noncash investment activity:
Purchase of property and equipment under capital leases	22,471	—	—	186,720
Capital expenses included in accounts payable	—	—	5,466	—
Noncash financing activity:
Issuance of common shares for licenses	—	—	—	9,000,000
Issuance of common shares for reduction of milestone payment	—	—	—	3,000,000
Debt discount	—	—	—	30,823
Unpaid costs associated with the issuance of common stock	320,257	—	61,775	320,257
SEDA and financing related costs	385,205	—	423,911	722,650
Issuance of common shares for related party note payable	2,000,000	—	—	2,000,000

See notes to consolidated financial statements.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2010

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

        The Company is subject to risks and uncertainties common to drug discovery companies, including technological change, potential infringement on intellectual property of third parties, new product development, regulatory approval and market acceptance of its products, activities of competitors, availability of funding and its limited operating history.

        In January 1999, MediChem Life Sciences, Inc. ("MediChem") contributed all of the net assets of its proprietary drug development business, including MediChem's 50% interest in Sarawak MediChem Pharmaceuticals, Inc. ("SMP") to a wholly-owned subsidiary, Advanced Life Sciences, Inc. ("ALS Inc."), in exchange for 1,588,000 shares of common stock.

        In June 1999, MediChem exchanged its investment in 100% of the outstanding common stock of ALS Inc. for nonvoting preferred stock issued by ALS Inc. effecting a spin-off of ALS Inc. Prior to the spin-off, Dr. Michael Flavin, the sole stockholder, owned 100% of MediChem and ALS Inc., then a wholly-owned subsidiary of MediChem. As a result of the spin-off, Dr. Flavin became the sole common stockholder of ALS Inc. MediChem, which has subsequently been acquired by deCODE Genetics, holds 100% of the preferred stock of ALS Inc., which was issued in exchange for common stock held at the June 1999 spin-off.

        In December 2004, ALS Inc. executed a plan of reorganization. The Company was formed as a Delaware corporation with Dr. Flavin as its chief executive officer. Common shareholders of ALS, Inc. exchanged their 1,629,685 common shares for 1,629,685 shares of common stock of the Company, and ALS, Inc. became a subsidiary of the Company.

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

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2010

1. Nature of Business (Continued)

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

        In September 2008, in connection with the Company's entry into a development and commercialization agreement, the Company entered into a stock purchase agreement with Wyeth (Wyeth was subsequently acquired by Pfizer and as a result will be referred to as "Pfizer" throughout these financial statements). Under the terms of agreement, Pfizer made an up-front investment in the Company by purchasing 1,888,606 shares of its common stock at a price of $0.908 per share for approximately $1.7 million, net of offering expenses, representing approximately 4.9% of the Company's total then outstanding shares. In August 2010 the development and commercialization agreement was terminated by mutual agreement among the parties.

        In September 2008, the Company and YA Global Investments, L.P. ("YA Global"), an affiliate of Yorkville Advisors, entered into a Standby Equity Distribution Agreement (the "2008 SEDA"). For the period of January 2009 through the end of the 2008 SEDA, the Company issued 9,883,994 shares to YA Global and received approximately $3.9 million. In addition, in September 2008, the Company paid YA Global a commitment fee of $300,000 by issuing 393,339 shares of its common stock. The Company and YA Global agreed to terminate the 2008 SEDA in June 2009.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2010

1. Nature of Business (Continued)

        In June 2009, after terminating the 2008 SEDA, the Company and YA Global Master SPV Ltd. ("YA Master"), an affiliate of Yorkville Advisors, agreed to enter into another Standby Equity Distribution Agreement (the "2009 SEDA"). For the period from June 2009 through March 10, 2010, the Company issued 49,549,200 shares to YA Master and received proceeds of approximately $11.7 million. Shares of common stock sold under the 2009 SEDA in excess of $9.0 million were sold with the consent of the Company's lender under its credit facility. In March 2010, the Company and YA Master agreed to terminate the 2009 SEDA.

        In July 2010, the Company completed a public offering of 379,188 units at a price of $4.20 per unit, raising approximately $1.6 million in gross offering proceeds and approximately $1.0 million in net proceeds after deducting placement agent fees and offering expenses payable by the Company. Each unit sold in the offering consisted of (i) 100 shares of the Company's common stock, (ii) 100 stock warrants to purchase shares of common stock at an exercise price of $0.042 per share and (iii) one warrant to purchase an additional unit, consisting of 100 shares of common stock and 100 stock warrants, at an exercise price of $4.20 per additional unit. The stock warrants may be exercised at any time during the period commencing six months after the closing date and ending on the fifth anniversary of the closing date. The exercise period for the unit warrants has expired. Prior to expiration, the Company issued 36,196,800 shares of common stock and 36,196,800 additional stock warrants through the exercise of unit warrants and received an additional $1.5 million in gross proceeds as a result of these exercises. Dawson James Securities, Inc. ("Dawson James") acted as the placement agent for the offering. In addition to cash placement agent fees, the Company issued to Dawson James a compensation warrant to purchase 1,516,752 shares of common stock at an exercise price of $0.0672 per share.

        In July 2010, the Company, acting through the independent audit committee of its Board of Directors, entered into an agreement with Dr. Flavin, providing that the Company's $2.0 million promissory note with Dr. Flavin would be exchanged for 47,619,047 shares of the Company's common stock. The price of $0.042 per share used in the exchange was the same price per share used in the Company's public equity offering. As a result of the exchange, the promissory note was cancelled and retired.

        In September 2010, the Company entered into another Standby Equity Distribution Agreement (the "2010 SEDA"), with YA Master for the sale of up to $10.0 million of shares of the Company's common stock over a two-year commitment period. Under the terms of the 2010 SEDA, between October 2010 and January 2011, the Company sold 52,133,074 shares of its common stock to YA Master at a discount to the current market price of 5% and received proceeds of approximately $1.1 million. Additionally, the Company paid to YA Master a commitment fee of $100,000 by issuing 1,984,127 shares of its common stock. In January 2011, the Company and YA Master agreed to terminate the 2010 SEDA.

        In January 2011, the Company and Dutchess Opportunity Fund, II, LP ("Dutchess"), entered into an Investment Agreement for the sale of up to $5.0 million of shares of the Company's common stock over a period of two years. Under the terms of the Investment Agreement, the Company may sell from time to time, in its discretion, newly-issued shares of its common stock to Dutchess at a discount to the

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2010

1. Nature of Business (Continued)

current market price of 5%. Additionally, the Company paid to Dutchess a commitment fee of $50,000 by issuing 2,475,248 shares of its common stock. The Company also has an effective registration statement on file with the Securities and Exchange Commission ("SEC") for the purchase and sale of up to 72,162,601 shares, with respect to common stock issuable under the agreement with Dutchess. Through March 23, 2011 the Company has issued 47,403,618 shares to Dutchess, including the shares issued as a commitment fee, and received proceeds of approximately $0.7 million. Based on the last reported share price of the Company's common stock on March 21, 2011, the Company would be able to raise approximately an additional $0.3 million through the use of the Dutchess Agreement.

        On March 17, 2011, the Company's Board of Directors authorized and approved a 1-for-30 reverse stock split. The Company's shares are not yet trading on a post-split basis and the expected effective date of the reverse stock split is March 28, 2011, subsequent to the issuance of the Company's 2010 financial statements. Pro forma weighted average shares outstanding and earnings per share calculations have been included on the face of the Company's consolidated statements of operations reflecting the post-split effect of the pending reverse stock split. All other share information including shares issued and outstanding has been presented on a pre-split basis.

        The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business. Given the uncertainty described in the following paragraph, there is substantial doubt as to the Company's ability to continue as a going concern, and therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that may be necessary should the entity be unable to continue as a going concern.

        The Company has incurred losses since its incorporation in January 1999 and has funded its operations to date primarily from debt financings and capital contributions from its founder and Chief Executive Officer, proceeds of the initial public offering and the subsequent private placements, including issuances of common stock under Standby Equity Distribution Agreement facilities. The Company will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all. The Company is currently in default on its line of credit arrangement and may not have sufficient cash or other funding available to complete its anticipated business activities for the remainder of 2011. In order to continue its business activities during 2011, the Company intends to raise additional capital through the issuance of equity securities, continuing its efforts in applying for grant awards through various agencies and by licensing its lead compound, cethromycin, to commercial partners. The Company believes, based upon current market conditions, commercial partnership agreements would include a series of milestone payments, including up-front milestones that would fund its continued operations. Although management believes it could secure commercial partnerships, there can be no assurances that such partnerships will be available at terms acceptable to the Company, if at all. As noted above, in January 2011, the Company entered into an Investment Agreement with Dutchess and through March 23, 2011 the Company has issued 47,403,618 shares to Dutchess, including 2,475,248 shares as a commitment fee, and received proceeds of approximately $0.7 million. Based on

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2010

1. Nature of Business (Continued)

the last reported share price of the Company's common stock on March 21, 2011, the Company would be able to raise approximately an additional $0.3 million through the use of the Dutchess Agreement. If the Company raises additional capital by issuing equity securities, its shareholders could experience substantial dilution. There is also a reasonable possibility that due to the default on the line of credit arrangement, depending on the nature of any actions the Company's lender would take, the Company may need to file for bankruptcy in the near term (see Note 4). As a result of the Company's current financial situation and the uncertainty in its ability to obtain needed financing through equity offerings, commercial partnerships and grant awards or other means, there is substantial doubt about its ability to continue as a going concern. In further recognition of the Company's current financial situation, in January 2011, it publicly announced that with the oversight of its Board of Directors the Company intends to evaluate strategic alternatives, including a possible sale of the Company.

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

        Property and Equipment—Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of three to five years. Assets under capital leases were recorded at the present value of the minimum lease payments and are amortized over the shorter of their estimated useful lives or the term of the respective leases using the straight-line method. Maintenance and repair costs are expensed as incurred. Fixed assets capitalized under capital leases amounted to $22,000 and $30,000 as of December 31, 2010 and 2009, and accumulated depreciation of $2,000 and $26,000, as of December 31, 2010 and 2009, respectively.

        Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes or because of a change in the intended use of such assets. Long-lived asset impairment exists when the estimated fair value of a long lived asset is less than its carrying value. In the fourth quarter 2010, the Company decided to make its commercial launch materials available for sale. Based on discussions with prospective purchasers, none of which have resulted in a sale, the Company determined that the value of the commercial launch materials was impaired, and therefore recorded a $2.5 million non-cash impairment charge during the fourth quarter of 2010 to eliminate the carrying value in excess of the estimated fair value. This charge is classified within "Impairment charge" in the Company's consolidated statement of operations for the year ended December 31, 2010. The measurement to determine the fair value of the commercial launch materials is considered a Level 3 measurement under GAAP, as it relies on unobservable inputs that are supported by limited market activity. An income-based valuation technique was used to measure fair value as of December 31, 2010

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2010

2. Summary of Significant Accounting Policies (Continued)

using information from discussions with prospective purchasers. As of December 31, 2010, the estimated fair value of the commercial launch materials was $250,000 and is classified as a non-current "Assets held for sale" in the Company's consolidated balance sheet.

        Deferred Offering and Financing Costs—Deferred offering and financing costs represent legal, accounting, and commitment fees incurred to raise capital and obtain financing. In September 2010, the Company entered into the 2010 SEDA with YA Master for the sale of up to $10.0 million of shares of the Company's common stock over a two-year commitment period. In connection with this agreement, the Company incurred deferred offering costs which included legal, accounting and commitment fees of approximately $293,000. These costs which are attributable to a proposed offering of securities were deferred and ratably allocated against gross proceeds of future offerings under the 2010 SEDA. As of December 31, 2010, the unamortized amount of deferred offering costs related to the 2010 SEDA was $119,000. Also in September 2010, the Company entered into an amended loan agreement with its lender. Deferred financing costs of approximately $173,000 related to legal and other closing fees were incurred. These costs were capitalized and will be amortized over the life of the remaining term. The unamortized amount of deferred financing costs related to this amended loan agreement was $130,000 as of December 31, 2010.

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

        Foreign Currency Translation—The Company's functional currency is the U.S. dollar. As such, revenue and expense transactions denominated in currencies other than the Company's functional currency are translated into U.S. dollars at the exchange rates in effect at the time of such transactions. Monetary assets and liabilities are translated at current rates at the balance sheet date. Gains or losses resulting from these translation adjustments are included in other income or expense. During 2009, the Company incurred foreign exchange losses associated with certain purchases that had been denominated in foreign currencies. There was no foreign exchange activity in 2010.

        Commercial Launch Materials—The Company may scale-up and make commercial quantities of its product candidates prior to the date when such products will receive final Food and Drug Administration ("FDA") approval. The scale-up and production of commercial launch materials involves the risk that such products may not be approved for marketing by the FDA on a timely basis, if at all. This risk notwithstanding, the Company may scale-up and build commercial launch materials of certain products that have not yet received final governmental approval when the Company believes that such action is appropriate in relation to the commercial value of the product launch opportunity. The cost of these commercial launch materials, which are not intended to be used in future research and development activities, were capitalized as a non-current asset awaiting the Company's receipt of FDA approval, at which time the materials would be classified as inventory. In the fourth quarter of 2010, given its liquidity position, the Company decided to make the commercial launch materials

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2010

2. Summary of Significant Accounting Policies (Continued)

available for sale, and held discussions with prospective purchasers. Although those discussions did not lead to a sale of the materials, based on those discussions, the Company determined that the estimated value of its commercial launch materials was impaired and recorded an impairment charge to eliminate the carrying value in excess of fair value.

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

        Revenue Recognition—Payments received for the reimbursement of expenses for research and development activities are recorded in accordance with FASB ASC 605-45, Principal Agent Considerations. Pursuant to that guidance, for transactions in which the Company acts as principal, with discretion to choose suppliers, bear credit risk and perform a substantive part of the services, revenue is recorded at the gross amount of the reimbursement. Costs associated with these reimbursements are reflected as a component of research and development expenses.

        Fair Value of Financial Instruments—The carrying values of certain of the Company's financial instruments, including cash equivalents and accounts payable, approximate fair value due to their short maturities. As of December 31, 2010, the Company has an outstanding loan obligation with its lender in the amount of $8.1 million. The terms of the amended loan agreement with the lender are such that a $1.1 million principal payment, as well as an additional $1.0 million principal payment also due on April 1, 2011, can be deferred until January 1, 2012 if the Company pays $486,000 in additional interest reserve by April 1, 2011 (see Note 4). The remaining $6.0 million balance is due on January 1, 2012 and the loan carries an interest rate of 10%. The Company is currently in default of the loan documents governing the loan facility and is engaged in a dialogue to develop a constructive and workable solution to its current liquidity situation, although there can be no guarantee that such a solution will be reached, or reached on terms that would be acceptable to the Company. Given its current situation with its lender, the Company does not believe it is practicable to estimate a fair value of its outstanding loan obligation.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2010

2. Summary of Significant Accounting Policies (Continued)

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

        Recent Accounting Pronouncements—In April 2010, the FASB issued ASU 2010-17, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of this guidance is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. An entity would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The statement is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. The Company does not expect the adoption of ASU 2010-17 will have a material impact on its statements of financial position, results of operations and cash flows.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2010

3. Related Party Transactions

        The Company's Chief Executive Officer, Michael T. Flavin Ph.D., loaned $2.0 million to the Company in 2001 (see Note 4). Interest expense related to the note of $91,000, $158,000 and $155,000 was recorded for the years ended December 31, 2010, 2009 and 2008, respectively.

        In July 2010, the Company, acting through the independent audit committee of the Company's Board of Directors, entered into an agreement with Dr. Flavin, providing that the Company's $2.0 million promissory note with Dr. Flavin would be exchanged for 47,619,047 shares of the Company's common stock. The price of $0.042 per share used in the exchange was the same price per share used in the Company's July 2010 public equity offering. As a result of the exchange, the promissory note was cancelled and retired and accrued interest of $52,000 has been deferred based on the Company's current liquidity situation.

        In September 2010, the Company entered into a Second Amended and Restated Business Loan Agreement with a financial institution. As part of the amendment, the Company's Chief Executive Officer provided a personal guarantee to the loan facility until the principal balance is reduced to $7.0 million (see Note 4).

        The Company leases facilities from the BioStart Property Group, LLC ("BioStart"), a wholly-owned subsidiary of Flavin Ventures, LLC, which is owned by the Company's Chief Executive Officer. The lease, which commenced on October 1, 2009, is for a term of three years and provides the Company with 9,440 square feet of space at an annual rental rate of $10.50 per square foot. The rental rate increases by 2.5% for the second year and by 3.0% in the final year of the lease term. The lease has a provision allowing the Company to negotiate an amendment to lease additional laboratory and office space should the need arise. Lease payments totaled approximately $135,000, $235,000 and $284,000 for the years ended December 31, 2010, 2009 and 2008, respectively (see Note 10).

4. Long Term Obligations

        In September 2001, the Company incurred indebtedness under a $2.0 million promissory note with the Chief Executive Officer of the Company, which bears interest at 7.75%. On January 4, 2010, the note was extended to January 5, 2012 and all other terms remained unchanged and in effect. In July 2010, the $2.0 million promissory note was exchanged for 47,619,047 shares of the Company's stock and as a result of the exchange, the promissory note was cancelled and retired and accrued interest of $52,000 has been deferred based on the Company's current liquidity situation (see Note 3).

        The Company has a revolving line of credit with a financial institution under which the Company had $8.1 million and $10.0 million outstanding as of December 31, 2010 and 2009, respectively. In September 2010, the Company entered into an amended loan agreement and related documents, with its lender, amending its existing loan facility to give effect to letter agreements the Company entered into in May and June 2010. Among other things, the amendment extends the loan maturity by one year to January 1, 2012. Under the terms of the agreement, the Company repaid $1.5 million of the outstanding loan balance on April 1, 2010 and was required to further reduce the balance by an additional $1.5 million by October 1, 2010 and $1.0 million by April 1, 2011. The Company's Chief Executive Officer, Michael T. Flavin, Ph.D., provided a personal guarantee to the loan facility until the

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2010

4. Long Term Obligations (Continued)

principal balance is reduced to $7.0 million. In addition, the interest rate on the outstanding loan balance increased from 8.5% to 10.0% under the terms of the amended loan agreement. In connection with the amendment, the Company issued to its lender 500,000 warrants, which are exercisable at $0.042 per share, and will issue an additional 500,000 warrants in September 2011. The Company also agreed that the line of credit is secured by substantially all of its assets including, subject to Abbott Laboratories' consent which has not been provided, its rights under its license agreement for cethromycin with Abbott Laboratories, and is further secured by 2.5 million shares of the Company's common stock held by ALS Ventures, LLC. The credit agreement contains a material adverse change clause, which is subject to the judgment of the lender and, if triggered, can accelerate the payment of the debt.

        In October 2010, the Company paid $420,000 in a principal reduction to its lender toward a mandatory prepayment of $1.5 million that was due on October 1, 2010. Until the balance of the prepayment is made, the Company is subject to the default provisions of the loan documents including acceleration of payment.

        In November 2010, the Company entered into a Forbearance Agreement with its lender relating to the Second Amended and Restated Business Loan Agreement. Under the terms of the agreement, the lender agreed to forbear from exercising rights and remedies under the loan agreement from the date of the agreement to January 3, 2011, subject to certain conditions. Among other things, the Company was required to engage an advisor for purposes of reviewing the Company's business plans, budgets and expenditures and making recommendations regarding the same. The Company was also required to submit to the lender a business plan outlining its budgets and capital raising plans.

        In December 2010, the Company entered into an Omnibus Amendment with its lender relating to the Second Amended and Restated Business Loan Agreement and Forbearance Agreement. Under the terms of the amendment, the lender agreed to waive the existing defaults under the loan agreement and the Company agreed to make an interest reserve payment of $186,000 by January 10, 2011 which was paid on that date. Upon receipt of this interest reserve payment, the due date for the $1.1 million principal payment owed by the Company was extended to April 1, 2011. The $1.1 million principal payment, as well as an additional $1.0 million principal payment also due on April 1, 2011, can be deferred until January 1, 2012 if the Company pays $486,000 in additional interest reserve by April 1, 2011.

        On February 21, 2011, the Company received a letter from its lender informing it that the Company was in default under the loan documents governing its principal credit facility. The letter indicated that the Company had failed to fund an interest reserve account as required by an amendment to the credit facility. The lender requested that the Company cure such default by February 25, 2011. The lender noted that it was reserving the right to exercise all rights and remedies under the loan documents if the Company failed to meet the payment deadline. Remedies available to the lender include, among other things, the right to accelerate payment of all amounts outstanding under the line of credit.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2010

4. Long Term Obligations (Continued)

        On February 25, 2011, the Company informed the lender that it would not be funding the interest reserve account in the amount demanded in the notice of default. The Company did, however, pay its February 2011 interest payment to remain current with its interest payment obligation. Following this payment, the Company met with the lender and is engaged in a dialogue to develop a constructive and workable solution to the current liquidity situation, although there can be no guarantee that such a solution will be reached, or reached on terms that would be acceptable to the Company or that would not require the Company to file for bankruptcy. As a result of the Company's default status with its lender, the entire $8.1 million outstanding loan balance is classified as a current liability on the December 31, 2010 balance sheet.

5. Stockholders' Equity (Deficit)

        Authorized Capital—In April 2010, the Company's shareholders approved an amendment to the Company's articles of incorporation to increase the number of authorized shares from 125,000,000 to 625,000,000 including an increase in the number of authorized shares of common stock from 120,000,000 to 620,000,000. As of December 31, 2010, the authorized capital stock of the Company consists of 620,000,000 shares of voting common stock authorized for issuance with a par value of $0.01 and 5,000,000 shares of undesignated preferred stock which may be issued from time to time in one or more series. The Company has not issued any preferred stock as of December 31, 2010.

6. Noncontrolling Interest

        The Series A preferred stock ("Series A Preferred Stock") of the Company's subsidiary, ALS, Inc., is held by deCODE Genetics ("deCODE") as a result of ALS Inc.'s spin-off from MediChem Life Sciences in January 1999, and MediChem's subsequent acquisition by deCODE Genetics in March 2002.

        As of December 31, 2010, ALS Inc. had 250,000 shares of Series A Cumulative Preferred Stock authorized, issued and outstanding to deCODE. The Series A Preferred Stock is nonvoting except as to certain matters including the issuance of any class of stock ranking prior to the shares of Series A Preferred Stock, or the merger or consolidation of ALS Inc. if such merger would adversely affect the powers, preferences or rights of the Series A Preferred Stock. The Series A Preferred stockholder is entitled to receive dividends payable in cash at the rate of 7.0% per annum per share on the amount of liquidation preference of the shares.

        Liquidation Preferences—Upon dissolution or winding up of ALS Inc., whether voluntary or involuntary, the holders of the shares of the Series A Preferred Stock are entitled to receive a liquidation preference of $10 per share, plus all accrued and unpaid dividends.

        The total liquidation preference values as of December 31, 2010 and 2009 are approximately $4.5 million and $4.3 million respectively, including approximately $2.0 million and $1.8 million of unpaid dividends. Any determination in the future to pay cash dividends will depend on the Company's financial condition, capital requirements, result of operations, contractual limitations and other factors deemed relevant by the Board of Directors.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2010

7. Incentive Stock Plan

        In December 1999, the Company's Board of Directors and stockholders adopted and approved the Company's Incentive Compensation Plan (the "Plan"). The Plan provides for the grant of stock options and the award of restricted stock to selected officers and consultants of the Company. Options expire 10 years from the date of grant. The Plan provides for graduated vesting whereby options to purchase 1/36th of the shares granted vest at the end of each month following the date of grant. Awards of restricted stock are subject to certain terms, conditions, restrictions and limitations as determined by the Board of Directors. The 1999 plan concluded in 2005 when the final options authorized under the plan were issued.

        In April 2005, the Company's Board of Directors adopted the 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan permits awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares. In addition, the plan provides an opportunity for the deferral of salary and bonuses into restricted stock units and the deferrals of gains or payments due upon the vesting or exercise of awards under our stock incentive plan. As of December 31, 2010, only non-qualified stock options have been issued under this plan.

        The maximum number of shares of common stock that may be subject to awards under the Company's incentive plans is 6,686,107. Options granted under the 2005 Stock Incentive Plan vest at the discretion of the Board of Directors and expire 10 years from the date of grant. To date, the vesting term of the options granted under the Plan has ranged from immediate vesting to 3 years. As of December 31, 2010, all options were granted under the plan.

        The compensation cost that has been charged to expense for the Company's Plans was approximately $293,000, $526,000 and $851,000 for 2010, 2009 and 2008, respectively. Since the Company records a full valuation allowance against its deferred tax assets, no tax benefit has been recognized related to these share-based compensation charges.The following schedule details the grants under the Company's plan for the year ended December 31, 2010.

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	3,381,706	$1.55	7.5	$—
Granted	2,996,027	$0.05
Exercised	—	$—
Expired	—	$—
Forfeited	(98,430)	$2.27

Outstanding at December 31, 2010	6,279,303	$0.82	8.0	$—

Options exercisable at December 31, 2010	3,085,221	$1.54	6.6	$—

Vested or expected to vest at December 31, 2010	6,060,793	$0.85	8.0	$—

        The weighted-average grant-date fair value of options granted during the years 2010, 2009 and 2008 was approximately $0.05, $0.56 and $0.19, respectively. The fair value of options vested during the

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2010

7. Incentive Stock Plan (Continued)

years 2010, 2009 and 2008 was approximately $195,000, $573,000 and $688,000, respectively. There were no options exercised in 2010. The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was approximately $14,000 and $21,000, respectively.

        As of December 31, 2010, there was approximately $318,000 of total unrecognized compensation cost related to unvested stock options granted under the Plans; that cost is expected to be recognized over a period of 3 years.

        Cash received from options exercises under the Plans for the years ended December 31, 2009 and 2008 was approximately $20,100 and $4,100, respectively. The Company issues new shares of common stock as a result of stock option exercises. No tax benefits have been recognized in connection with the stock option exercises due to the Company's net operating losses and full valuation allowance on its deferred tax assets.

        The Company estimates the fair value of each option award on the date of grant using a Black-Scholes-Merton model that uses assumptions noted in the table below:

	2010	2009	2008
Expected volatility	120.7%	104.0%	71% - 81%
Weighted-average volatility	120.7%	104.0%	76.5%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	6.0	6.0	6.0 - 6.5
Risk-free rate	1.70%	2.33%	2.79% - 3.34%

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

8. Income Taxes

        Net deferred tax assets consist primarily of net operating loss ("NOL") carryforwards. As of December 31, 2010, the Company had a NOL carryforward for income tax purposes of approximately $108.2 million. In addition, the Company had federal tax credits for increasing research and development expenditures of approximately $2.6 million. Utilization of the Company's NOL carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the NOL carryforwards before utilization. Realization of future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate future taxable income in the near term. The Company establishes a valuation allowance for deferred tax assets in accordance with GAAP when it is more-likely-than-not that the deferred tax asset will not

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2010

8. Income Taxes (Continued)

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

        The Company files tax returns in the U.S., and in the state of Illinois. In 2009, the Company went through an examination for the tax years of 2006 and 2007 by the department of revenue in the state of Illinois. The audit review resulted in no liability to the Company and an audit closure notice was received. The tax years 2004 through 2010 remain open to examination by all other major taxing jurisdictions to which the Company is subject. The Company has not made any cash payments for income taxes since its inception.

        The following is a summary of the significant components of the Company's deferred tax assets as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Net operating losses	$42,186,203	$38,328,035
Stock based compensation	1,303,037	1,236,255
Depreciation	86,330	91,437
In-process research and development	7,511,021	8,794,221
Other accruals and reserves	1,360,031	361,096
Less valuation allowance	(52,446,622)	(48,811,044)

Deferred tax asset—net	$—	$—

        The reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

	Years ended December 31,
	2010	2009
Tax provision at the statutory federal rate	34%	34%
State income taxes, net of federal income tax benefit	5%	5%
Valuation allowance	(39)%	(39)%

Effective tax rate	0%	0%

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2010

9. Employee Benefit Plan

        The Company has established a 401(k) plan that covers all employees who meet minimum eligibility requirements. Eligible persons can defer a portion of their annual compensation into the 401(k) plan subject to certain limitations imposed by the Internal Revenue Code. Employees' elective deferrals are immediately vested upon contribution to the 401 (k) plan. The Company matches employee contributions at a rate of 50% up to 6% of the employee's annual salary. Company contributions vest 25% per year after the first year of service has been completed. Approximately $69,000, $74,000 and $83,000 were recognized as expense in 2010, 2009 and 2008, respectively.

10. Commitments

        Lease Obligations—The Company leases facilities from the BioStart, a wholly-owned subsidiary of Flavin Ventures, which is owned by the Company's Chief Executive Officer. The lease, which commenced on October 1, 2009, is for a term of three years and provides the Company with 9,440 square feet of space at an annual rental rate of $10.50 per square foot. The rental rate increases by 2.5% for the second year and by 3.0% in the final year of the lease term. The lease has a provision allowing the Company to negotiate an amendment to lease additional laboratory and office space should the need arise. Additionally, the Company leases certain equipment under both operating and capital leases.

        Minimum annual payments under operating leases and the present value of minimum capital lease payments as of December 31, 2010 are as follows:

	Operating Leases	Capital lease Obligations
Year ending December 31,
2011	111,840	7,177
2012	87,965	7,177
2013	9,480	7,177
2014	2,370	5,121
2015	—	—

Total	$211,655	26,652

Less amount representing interest		5,436

Present value of minimum lease payments		$21,216

        Rental expense relating to the lease with BioStart totaled approximately $102,000, $206,000 and $229,000 in 2010, 2009 and 2008, respectively. Common area maintenance expense totaled approximately $34,000, $43,000 and $40,000 in 2010, 2009 and 2008, respectively.

        Employment Contracts—The Company has employment contracts with certain executive officers. In the event of termination without cause, the contracts provide for severance benefits ranging from 12 to 36 months of salary and benefit continuation.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2010

10. Commitments (Continued)

        On February 25, 2011, the Company announced that its Chief Executive Officer informed the Company's employees that as a measure to help address its liquidity issues, it had implemented a company-wide compensation reduction plan that would reduce salaries of impacted employees by 30%-50%. Included in this reduction were all of the officers of the Company with whom the Company has entered into employment agreements.

        Vendor Contracts—The Company administers its cethromycin program largely under contracts with third parties. Through December 31, 2010, contracts totaling $47.3 million have been executed related to the cethromycin program, which includes the development, commercialization, regulatory review and pre-launch activities associated with cethromycin as well as anthrax-related studies. To date the Company has paid $47.1 million under these contracts and the remaining balance of $0.2 million is expected to be paid in 2011. Subcontractor arrangements in connection with the Defense Threat Reduction Agency ("DTRA") award grant were approximately $3.0 million over a two-year period which began in August 2008. The commencement of clinical trials to study ALS-357 as a topical treatment for patients with metastatic melanoma has been delayed and as such the Company has terminated a $0.9 million contract with a university to study ALS-357. Through December 31, 2010 the Company has paid $0.3 million in other contracts related to the ALS-357 program.

        Grant Payable—In April 2005, the Company was awarded a $500,000 grant from the State of Illinois to fund expansion of its corporate headquarters in Woodridge, Illinois. Under the terms of the grant, the Company is to create 100 full-time jobs at its corporate headquarters between January 31, 2005 and December 31, 2010 ("Grant Period"). Under the current terms of the agreement, if the Company does not create the specified number of full-time jobs, it is required to repay the grant proceeds on a pro-rata basis of actual jobs created compared to the total defined in the grant within 45 days of the expiration or termination of the agreement. The entire grant has been spent and therefore the $500,000 has been classified as a current liability as the Company must create and maintain positions created during the Grant Period through December 31, 2010. Through December 31, 2010, four new jobs have been created and retained since the grant was awarded. In December 2010, the Company submitted a request to the Illinois Department of Commerce to extend the deadline to create 100 full-time jobs to December 31, 2011. As of March 23, 2011, the Illinois Department of Commerce has not made a determination regarding the request to extend the deadline.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2010

11. Research and Development Alliances

        Abbott Laboratories—In December 2004, the Company entered into an agreement with Abbott Laboratories under which the Company acquired from Abbott a license to certain patent applications, patents and proprietary technology relating to cethromycin. The term of the agreement commenced on December 13, 2004 and continues until the expiration of the last patent licensed under the agreement, unless the agreement is otherwise terminated. The primary patent licensed under the agreement, used by the Company in connection with cethromycin, expires in the U.S. on September 4, 2016, and in most foreign countries or jurisdictions on September 2, 2017, all subject to any term restoration that may be granted for the time necessary for regulatory approval in each respective jurisdiction. Upon the expiration of the license agreement, the Company maintains a non-exclusive, perpetual and irrevocable license to use Abbott's proprietary technology and other types of information directly related or used in connection with cethromycin and its manufacture into pharmaceutical products without any further payment obligations to Abbott, except for those payment obligations accruing prior to such expiration. The agreement may be terminated by either party on 30 days notice if the other party ceases its business operations or if the other party passes a resolution or a court of competent jurisdiction makes an order for winding up its business. Either party may also terminate the agreement for material breach if not cured within 90 days of notice or if not cured within 30 days of notice if the breach relates to a payment provision. Finally, the Company has the right to sublicense its rights under the agreement at its discretion. Under the terms of the agreement the Company paid $23.0 million to date in license fees and milestones and issued 1,722,569 shares of its common stock to Abbott.

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

        University of Illinois at Chicago—In December 1999, the Company entered into a license agreement with the University of Illinois at Chicago ("UIC") to license an anti-melanoma compound. In consideration of the exclusive, world-wide license, the Company paid an upfront license fee of $15,000 upon the execution of the agreement. The Company is obligated to make up to $135,000 in aggregate

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2010

11. Research and Development Alliances (Continued)

milestone payments upon the achievement of certain objectives. In December 2004, the Company filed an IND with the FDA for the anti-melanoma compound which triggered a $10,000 milestone payment to UIC which was classified as research and development expense. Under the terms of the agreement, the Company is obligated to reimburse UIC for patent protection costs which totaled approximately $9,000, $18,000 and $54,000 in 2010, 2009 and 2008, respectively. In addition, the Company must pay royalties equal to 6% of net sales to UIC based on sales of the licensed compound by the Company or its affiliates or sublicensees, as well as a percentage of all other income the Company receives from sublicensees, but in any event, a minimum royalty of $5,000 annually once commercial sales commence.

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

12. Net Loss Per Share Available to Common Shareholders

        Basic loss per share available to common shareholders is computed by dividing net loss available to common shareholders by the number of weighted average common shares outstanding during the reporting period. Diluted loss per share available to common shareholders is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The computation of diluted shares outstanding for the periods ended December 31, 2010, 2009 and 2008 excludes incremental shares of 92,688,929, 13,673,867 and 13,415,420 related to employee stock options and warrants. These shares are excluded due to their anti-dilutive effect as a result of the Company's losses for the years ended December 31, 2010, 2009 and 2008.

ADVANCED LIFE SCIENCES HOLDINGS, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE PERIOD FROM INCEPTION
(JANUARY 1, 1999) THROUGH DECEMBER 31, 2010

13. Unaudited Quarterly Financial Data

        Selected quarterly data for 2010 and 2009 is as follows:

	2010
	First	Second	Third	Fourth
Revenue	$479,824	$273,029	$—	$—
Research and development expenses	864,204	753,988	662,278	219,018
Selling, general and administrative expenses	1,341,829	1,293,758	1,167,230	568,254
Impairment charge	—	—	—	2,510,936
Operating loss	(1,726,209)	(1,774,717)	(1,829,508)	(3,298,208)
Net loss available to common shareholders	(2,020,513)	(2,070,671)	(2,056,179)	(3,349,631)
Loss per share available to common shareholders:
Basic and Diluted	$(0.02)	$(0.02)	$(0.01)	$(0.01)

	2009
	First	Second	Third	Fourth
Revenue	$411,485	$706,814	$616,940	$1,057,952
Research and development expenses	934,769	1,309,050	916,241	1,302,221
Selling, general and administrative expenses	1,508,953	1,690,505	2,201,684	921,706
Operating loss	(2,032,237)	(2,292,741)	(2,500,985)	(1,165,975)
Net loss available to common shareholders	(2,326,973)	(2,612,558)	(2,901,996)	(1,496,704)
Loss per share available to common shareholders:
Basic and Diluted	$(0.06)	$(0.06)	$(0.05)	$(0.02)

Earnings per share amounts for each quarter are required to be computed independently and, when summed may not equal the amount computed for the total year.

* * * * * *

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

        Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework". Based on our assessment we believe that, as of December 31, 2010, our internal control over financial reporting is effective, at a reasonable assurance level, based on those criteria.

        This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to SEC regulations that permit the Company to provide only management's report in this Annual Report.

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Board of Directors and Executive Officers" contained in our Notice of Annual Stockholders' Meeting and Proxy Statement to be filed within 120 days after the end of our fiscal year (the "2011 Proxy Statement").

Item 11.    Executive Compensation.

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Executive Compensation" within the 2011 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Stock Ownership" within the 2011 Proxy Statement.

Equity Compensation Plan Information

        The following table sets forth information regarding all securities that could be issued through the exercise of stock options and warrants:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securites remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	92,688,929	$0.42	—
Equity compensation plans not approved by security holders	—	—	—

Total	92,688,929	$0.42	—

Item 13.    Certain Relationships and Related Transactions.

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Certain Transactions" within the 2011 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item is incorporated by reference to the information set forth in the section entitled "Fees of Independent Registered Public Accounting Firm and Audit Committee Report" within the 2011 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)   (1) Financial Statements

          The following consolidated financial statements of Advanced Life Sciences Holdings, Inc. are included in Part II, Item 8 of this report:

Report of Independent Registered Public Accounting Firm	46
Consolidated Balance Sheets at December 31, 2010 and 2009	47
Consolidated Statements of Operations for the years ended December 31, 2010, 2009, 2008 and period from inception (January 1, 1999) through December 31, 2010	48
Consolidated Statements of Total Equity (Deficit) for the years ended December 31, 2010, 2009, 2008 and period from inception (January 1, 1999) through December 31, 2010	49
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, 2008 and period from inception (January 1, 1999) through December 31, 2010	50
Notes to the Consolidated Financial Statements	51
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

(b)   Exhibits:

        See Item 15(a)(3) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on the 24th day of March, 2011.

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

Signature	Title	Date

/s/ MICHAEL T. FLAVIN, PH. D. Michael T. Flavin, Ph. D.	Chairman and Chief Executive Officer (Principal Executive Officer)	March 24, 2011
/s/ JOHN L. FLAVIN John L. Flavin	President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	March 24, 2011
/s/ SCOTT F. MEADOW Scott F. Meadow	Director	March 24, 2011
/s/ TERRY W. OSBORN, PH. D. Terry W. Osborn, Ph. D.	Director	March 24, 2011
/s/ RICHARD A. RECK Richard A. Reck	Director	March 24, 2011
/s/ ISRAEL RUBINSTEIN, M.D. Israel Rubinstein, M.D.	Director	March 24, 2011

Signature	Title	Date

/s/ ROSALIE SAGRAVES, PHARM. D. Rosalie Sagraves, Pharm. D.	Director	March 24, 2011
/s/ THOMAS V. THORNTON Thomas V. Thornton	Director	March 24, 2011

EXHIBIT INDEX

Exhibit No.		Description
3.1		Third Amended and Restated Certificate of Incorporation of Advanced Life Sciences Holdings, Inc. (as filed in our Quarterly Report on Form 10-Q as exhibit 3.1 on May 10, 2010)

3.2		By-laws of Advanced Life Sciences Holdings, Inc. (as filed in our Amended Registration Statement on Form S-1/A as exhibit 3.3 on July 28, 2005, as amended and filed in our Current Report on Form 8-K as exhibit 3.1 on December 14, 2007)

4.1		Standby Equity Distribution Agreement, dated as of September 29, 2008, by and between the Company and YA Global Investments L.P. (as filed in our Current Report on Form 8-K as exhibit 4.1 on October 3, 2008)

4.2		Standby Equity Distribution Agreement, dated June 19, 2009, by and between Advanced Life Sciences Holdings, Inc. and YA Global Master SPV Ltd. (as filed in our Current Report on Form 8-K as exhibit 4.1 on June 19, 2009)

4.3		Standby Equity Distribution Agreement, dated as of September 28, 2010, by and between the Company and YA Global Master SPV Ltd. (as filed in our Registration Statement on Form S-1 as exhibit 10.26 on September 29, 2010)

4.4		Form of Warrant to Purchase Shares of Common Stock of Advanced Life Sciences Holdings, Inc. Stock. (as filed in our Current Report on Form 8-K as exhibit 4.2 on March 2, 2006)

4.5		Form of Warrant to Purchase Shares of Common Stock of Advanced Life Sciences Holdings, Inc. Stock. (as filed in our Current Report on Form 8-K as exhibit 4.2 on December 12, 2007)

4.6		Form of common stock purchase warrant (2010 Unit Offering) (as filed in our Registration Statement on From S-1 as exhibit 4.3 on May 10, 2010)

4.7		Warrant issued to The Leaders Group, Inc. to purchase 65,000 shares of Advanced Life Sciences Holdings Common stock at $1 per share, dated as of October 23, 2008 (as filed in our Quarterly Report on Form 10-Q as exhibit 4.1 on November 6, 2008)

4.8		Form of Warrant Agent Agreement between Advanced Life Sciences Holdings, Inc. and Onyx Stock Transfer LLC (as filed in our Registration Statement on Form S-1 as exhibit 4.5 on June 16, 2010)

4.9		Form of unit purchase warrant (2010 Unit Offering) (as filed in our Registration Statement on Form S-1 as exhibit 4.5 on June 16, 2010)

10.1	**	Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and Michael T. Flavin, Ph.D. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.1 on November 14, 2007)

10.2	**	Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and John L Flavin (as filed in our Quarterly Report on Form 10-Q as exhibit 10.2 on November 14, 2007)

10.3	**	Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and Suseelan Pookote, Ph.D. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.4 on November 14, 2007)

Exhibit No.		Description
10.4	**	Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and Ze-Qi Xu, Ph.D. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.5 on November 14, 2007)

10.5	**	Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and Patrick W. Flavin (as filed in our Quarterly Report on Form 10-Q as exhibit 10.6 on November 14, 2007)

10.6	**	Amended and Restated Employment Agreement, dated November 13, 2007, between Advanced Life Sciences, Inc. and David Eiznhamer, Ph.D. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.7 on November 14, 2007)

10.7	**	Stock Incentive Plan Assignment, Assumption and Amendment Agreement, dated December 13, 2004, by and between Advanced Life Sciences, Inc. and Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 10.1 on April 28, 2005)

10.8	**	Amended Advanced Life Sciences Holdings, Inc. 2005 Stock Incentive Plan. (as filed in our Current Report on Form 8-K as exhibit 10.1 on April 13, 2010)

10.9	**	Advanced Life Sciences, Inc. Annual Bonus Plan (as filed in our Registration Statement on Form S-1 as exhibit 10.18 on April 28, 2005)

10.10		Assignment of Lease by Lessor with Consent of Lessee, dated November 1, 2004, by Flavin Ventures, LLC to BioStart Property Group, LLC. (as filed in our Registration Statement on Form S-1 as exhibit 10.20 on April 28, 2005)

10.11		Lease Agreement between Advanced Life Sciences, Inc. and BioStart Property Group, LLC (as filed in our Current Report on Form 8-K as exhibit 10.1 on October 30, 2009)

10.12		License Agreement, dated December 13, 2004, by and between Abbott Laboratories and Advanced Life Sciences Holdings, Inc. (as amended on April 27, 2005, August 2, 2005 and August 5, 2005 as filed in our Current Report on Form 8-K as exhibit 10.10 on August 12, 2005)

10.13		Fourth Amendment to License Agreement between Advanced Life Sciences, Inc. and Abbott Laboratories (as filed in our Quarterly Report on Form 10-Q as exhibit 10.9 on November 14, 2007)

10.14		License Agreement, dated April 28, 2003, by and between The University of Chicago, as Operator of Argonne National Laboratory, and Advanced Life Sciences, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 10.11 on April 28, 2005)

10.15		Exclusive License Agreement, dated December 2, 1999, by and between the Board of Trustees of the University of Illinois and Advanced Life Sciences, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 10.12 on April 28, 2005)

10.16		Patent Assignment and License Agreement, dated January 24, 1989, Baxter International Inc. and Michael T. Flavin (as filed in our Registration Statement on Form S-1 as exhibit 10.13 on April 28, 2005)

10.17		Letter of intent to proceed with purchase of raw materials to produce 1,750 Kg of Cethromycin between Advanced Life Sciences, Inc. and DSM Pharmaceutical Products, Inc. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.1 on August 14, 2008)

Exhibit No.	Description
10.18	Second Amended and Restated Business Loan Agreement between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of September 9, 2010 (as filed in our Registration Statement on Form S-1 as exhibit 10.16 on September 29, 2010)

10.19	Amended and Restated Guaranty between Advanced Life Sciences Holdings, Inc. to and for the benefit of The Leaders Bank, dated as of September 9, 2010 (as filed in our Registration Statement on Form S-1 as exhibit 10.17 on September 29, 2010)

10.20	Amended and Restated Security Agreement between Advanced Life Sciences Holdings, Inc. and The Leaders Bank, dated as of September 9, 2010 (as filed in our Registration Statement on Form S-1 as exhibit 10.18 on September 29, 2010)

10.21	Amended and Restated Security Agreement between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of September 9, 2010 (as filed in our Registration Statement on Form S-1 as exhibit 10.19 on September 29, 2010)

10.22	Intellectual Property Security Agreement between Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008 (as filed in our Quarterly Report on Form 10-Q as exhibit 10.7 on November 6, 2008)

10.23	Guaranty by Michael T. Flavin to and for the benefit of The Leaders Bank, dated as of September 9, 2010 (as filed in our Registration Statement on Form S-1 as exhibit 10.21 on September 29, 2010)

10.24	Amended and Restated Commercial Pledge Agreement between ALS Ventures, LLC, Advanced Life Sciences, Inc. and The Leaders Bank, dated as of October 23, 2008 (as filed in our Quarterly Report on Form 10-Q as exhibit 10.9 on November 6, 2008)

10.25	Forbearance Agreement between Advanced Life Sciences Holdings, Inc. and The Leaders Bank, dated as of November 23, 2010 (as filed in our Registration Statement on Form S-1 as exhibit 10.22 on January 18, 2011)

10.26	Omnibus Amendment to the Second Amended and Restated Business Loan Agreement and Forbearance Agreement between Advanced Life Sciences Holdings, Inc. and The Leaders Bank, dated as of December 29, 2010 (as filed in our Registration Statement on Form S-1 as exhibit 10.23 on January 18, 2011)

10.27	Binding Term Sheet, dated September 30, 2009, by and between Abbott Laboratories and Advanced Life Sciences Holdings, Inc. (as filed in our Quarterly Report on Form 10-Q as exhibit 10.1 on November 10, 2009)

10.28	Letter Agreement with Dawson James Securities, Inc. dated February 26, 2010, as amended on May 27, 2010 (as filed in our Registration Statement on Form S-1 as exhibit 10.29 on May 29, 2010)

10.29	Second Amended and Restated Debt Exchange Agreement between Advanced Life Sciences Holdings, Inc. and Michael T. Flavin, Ph.D. dated as of July 22, 2010 (as filed in our Current Report on Form 8-K as exhibit 10.1 on July 22, 2010)

10.30	Standby Equity Distribution Agreement between Advanced Life Sciences Holdings, Inc. and YA Global Master SPV Ltd., dated September 27, 2010 (as filed in our Registration Statement on Form S-1 as exhibit 10.26 on September 29, 2010)

10.31	Investment Agreement between Advanced Life Sciences Holdings, Inc. and Dutchess Opportunity Fund, II, LP, dated January 17, 2011 (as filed in our Registration Statement on Form S-1 as exhibit 10.29 on January 18, 2011)

Exhibit No.		Description
21.1		Subsidiaries of Advanced Life Sciences Holdings, Inc. (as filed in our Registration Statement on Form S-1 as exhibit 21.1 on April 28, 2005)

21.2		Form of Indemnification Agreement (as filed in our Amended Registration Statement on Form S-1/A as exhibit 10.21 on June 3, 2005)

23.1	*	Consent of Deloitte & Touche LLP

31.1	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)
Filed herewith.

(**)
Compensatory plan or arrangement.